Form 10-K
period 2023-12-31
SolarMax Technology, Inc.
filed 2024-04-16
CIK 1519472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

___________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2023 to December 31, 2023

Commission file number 001-41959

___________________________

SolarMax Technology, Inc.
(Exact name of registrant as specified in its charter)

___________________________

Nevada	26-2028786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3080 12th Street Riverside, California	92507
(Address of Principal Executive Offices)	(Zip Code)

(951) 300-0788

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SMXT	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐      No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 45,247,447 shares of common stock as of April 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any annual report filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in “Item 1A. Risk Factors,” “Item 7. Management Discussion and Analysis of Financial Condition and Result of Operations,” and “Item 1. Business” sections of this annual report. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

Our operations and business prospects are always subject to risks and uncertainties including, among others:

●	Our ability to obtaining any financing we may require to enable us to restart our financing of our customer’s purchase of solar systems and to finance any solar projects in China;

●

Our ability to pay or finance our existing debt to related parties, which was approximately $17.0 million at December 31, 2023 as well as money owned to chief executive officer, and the potential market impact of our proposed refinancing of our EB-5 debt through the issuance of secured convertible notes and the issuance of common stock upon conversion of the $14.25 million principal amount of outstanding convertible notes at March 31, 2024 as well as any convertible notes which may be issued in the future;

●	Our ability to enter into agreements for the construction of solar farms in China and to price such agreements in a manner to enable us to make a profit on the transaction;

●

Our dependence for revenue for our Chinese segment on agreements with SPIC, which is a large state-owned enterprise under the administration of the Chinese government and which was the sole source of revenue for our China segment for 2021 and 2020;

●	Our ability to provide services for SPIC, and the effect of government policies which may affect the procurement practices of SPIC;

●	The availability of tax incentives and other benefits sufficient to justify a customer’s purchase of a solar system;

●	Our ability to comply with present and future laws and regulations of China;

●	The ability of the solar user to sell excess power to local utility companies on reasonable terms;

●	The effect of the recent changes in California’s net metering laws on the market for residential solar systems in California;

●	Assumptions regarding the size of the available market, benefits of our products, product pricing, timing of product installations;

●	Our ability to engage and retain qualified executive and management personnel in both the United States and China;

●	Our ability to implement an effective financing program for our products that enable us to generate revenue from customers in the United States segment who meet our credit criteria;

●	Our dependence upon a small number of key executive officers, principally our chief executive officer;

●	Competition with both local utility companies and other companies offering electricity service as well as other solar energy companies;

●	The effect of changes in climate and weather patterns in the areas we serve, including the effects of increased wildfires, rain and flooding in California;

●	Delays in our ability to purchase solar panels and other raw materials for our systems;

●	The effect that changes of government regulations affecting fossil fuel and renewable energy and trade and tariff policies have on the solar power industry;

●	Our ability to implement and maintain an effective cybersecurity program and our ability to recover from and address any cybersecurity breaches;

●	Our ability to reduce our costs and expenses;

●	Our ability to operate profitably;

●

The effect of prices of raw materials, including solar panels, and our ability to source raw materials at reasonable prices and the effect on our costs of inflationary pressure and supply chain issues which may increase our cost without being able to pass on the increased cost to customers;

●	Our compliance with all applicable regulations;

●	Our ability to install systems in a timely manner;

●

Our ability to develop and maintain an effective system of disclosure controls and internal control over financial reporting, and our ability to produce timely and accurate financial statements and comply with applicable regulations;

●	Our ability to operate without infringing the intellectual property rights of others;

●	Our ability to comply with applicable secrecy laws;

●

The effect of general economic and financial conditions in the United States, China and the rest of the world as well as the relationship between the United States and China, including trade disputes and policies between the United States and China, which could adversely affect our operations;

●	Other factors which affect the solar energy industry in general;

●	Our initial public offering and any future financing not being subject to filing with the CSRC or, if filing is required, obtaining approval of the CSRC;

●

The effect of the COVID-19 pandemic or any other pandemic or epidemic and the steps taken by governments in California and China to address the pandemic or epidemic, including business closures, including the potential effects of the change in China’s zero COVID policy; and

●	Other factors which affect companies with significant operations in China.

The forward-looking statements in this annual report represent our views as of the date of this annual report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

Part I

Item 1. Business

Introduction

We are an integrated solar and renewable energy company. A solar energy system retains the direct current (DC) electricity from the sun and converts it to alternating current (AC) electricity that can be used to power residential homes and commercial businesses. The solar business is based on the ability of the users of solar energy systems to save on energy costs and reduce their carbon imprint as compared with power purchased from the local electricity utility company. We were founded in 2008 to engage in the solar business in the United States.

We operate in two segments – the United States segment and the China segment. Our United States operations primarily consist of the sale and installation of photovoltaic and battery backup systems for residential and commercial customers, and sales of LED systems and services to government and commercial users. Prior to 2020, we also financed the purchase of solar equipment from us. Since early 2020, because we did not have the capital to support such operations, we suspended making loans to our solar customers, and we are not currently financing the purchase of solar systems and we do not anticipate engaging in such activities in the near future, if at all. Our finance revenue reflects revenue earned on our current portfolio, with no new loans having been added since early 2020.

Our United States operations generated revenue of $54.1 million for the year ended December 31, 2023, consisting of solar and battery revenue of $50.5 million, LED revenue of $3.1 million and finance revenue of $0.6 million. Our United States operations generated revenue of $45.5 million for the year ended December 31, 2022, consisting of solar and battery revenue of $40.6 million, LED revenue of $3.3 million and finance revenue of $0.8 million.

•	We commenced operations in China following the completion of two acquisitions on April 28, 2015.

•	We acquired the ownership of Chengdu Zhonghong Tianhao Technology Co., Ltd., (“Chengdu ZHTH”), through a share exchange agreement among us, one of our PRC subsidiaries and the equity owners of Chengdu ZHTH (together with its subsidiaries thereunder, “ZHTH”).

•	We acquired the ownership of Jiangsu Zhonghong Photovoltaic Electric Co., Ltd., or ZHPV, through a share exchange agreement, as subsequently amended, between us and the holders of the stock of Accumulate Investment Co. Ltd., (“Accumulate”). Accumulate owns ZHPV through a Hong Kong subsidiary.

Our business in China is conducted through our subsidiaries, primarily ZHTH and ZHPV, and their subsidiaries. Our China operations consist primarily of identifying and procuring solar farm projects for resale to third parties and performing engineering, procurement and construction services,, which are referred to as EPC services, primarily for solar farm projects. Our China operations did not generate any revenue for the years ended December 31, 2023 and December 31, 2022. Our China segment last generated revenue for the year ended December 31, 2021, substantially all of which was generated in the second quarter of the year.

Initial Public Offering

On February 27, 2024, we sold 4,500,000 shares of common stock, at a price of $4.00 per share in our initial public offering. The gross proceeds of the offering were $18 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, we granted the underwriters a 45-day option to purchase an additional 675,000 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On March 5, 2024, the underwriters purchased 539,950 shares of common stock upon the partial exercise of the over-allotment option. Net proceeds received by us from our initial public offering, including the partial exercise of the over-allotment option, were approximately $18.6 million. We also issued to Kingswood, a division of Kingswood Capital Partners, LLC, the representative of the underwriters, and its designees warrants to purchase 403,196 shares. On March 13, 2024, these warrants were fully exercised on a cashless basis. Based on the formula for cashless exercise, we issued a total of 207,311 shares of common stock, and, as result of the exercise, no warrants remained outstanding.

Effects of COVID-19 Pandemic

The United States Center for Disease Control announced that the COVID-19 public health emergency ended in May 2023, with the result that the COVID restrictions in the United States are no longer in effect and restrictions have been terminated worldwide. We believe our United States operations are not, and have not since mid-2022 been, materially affected by COVID. However, the effects of China’s zero tolerance policy with respect to COVID-19, which is no longer in effect, has impaired our ability to negotiate both new contracts with and payment schedules with State Power Investment Corporation Guizhou Jinyuan Weining Energy Co., Ltd. (“SPIC”), a state-owned entity which has been the only customer for our China segment since 2020, with the result that we have no pending agreement with SPIC and we are continuing to negotiate payment of outstanding receivables from SPIC.

Our Corporate Structure

We are a Nevada corporation formed in January 2008. We have four wholly-owned subsidiaries in the United States: SolarMax Renewable Energy Provider, Inc., SolarMax Financial, Inc. (“SolarMax Financial”), SolarMax LED, Inc. (“LED”) and SMX Capital, Inc. (“SMX Capital”).

Our wholly-owned subsidiaries outside the United States are Accumulate Investment Co. Ltd. (BVI), a British Virgin Islands corporation (“Accumulate’), SolarMax Technology Holdings (Hong Kong) Limited, a Hong Kong corporation (“SolarMax Hong Kong”), Golden SolarMax Finance Co., Ltd, a Chinese corporation (“Golden SolarMax”) and SolarMax Technology Holdings (Cayman) Limited, a Cayman Islands corporation (“SolarMax Cayman”).

Accumulate has one wholly-owned subsidiary, Accumulate Investment Hong Kong, a Hong Kong corporation, which has one wholly-owned subsidiary, ZHPV.

SolarMax Hong Kong has one wholly-owned subsidiary, SolarMax Shanghai. SolarMax Shanghai is a wholly foreign-owned entity, which is referred to as a WFOE. SolarMax Shanghai currently has subsidiaries that are not significant, but forms subsidiaries which acquire permits for solar farms with a view to selling the project subsidiaries pursuant to the terms of agreements with the ultimate buyer, which during 2020 and 2021 was SPIC. We refer to SolarMax Shanghai and its subsidiaries collectively as ZHTH.

The following charts show our corporate structure for our United States and China segments. The chart for the China segment does not include the subsidiaries of ZHPV, which are either project subsidiaries or subsidiaries which are formed to perform services for a specific contract; or subsidiaries of SolarMax Shanghai.

United States Segment

Our principal executive offices are located at 3080 12th Street, Riverside, California 92507. Our telephone number is (951) 300-0788. Our website is http://www.solarmaxtech.com. Any information contained on, or that can be accessed through, our website or any other website or any social media is not a part of this annual report.

United States Operations

Solar Energy Systems

The photovoltaic market in the United States was the second largest in the world in 2021, with an installed capacity of more than 97 GW that accounted for approximately 11% of the world’s total installed capacity,  The United States photovoltaic market has been projected to grow at a compound annual growth rate of 17% between 2021 and 2025.  Renewable energy accounted for 13% of the United States electricity generation, with solar being the fastest-growing source of renewable energy.  The United States market is projected to reach $125 million by 2030.  California is the leading state in the United States for installed solar capacity, with 32% of total U.S. installations.  California state law set California’s renewable electricity procurement goal at 50% by 2050. 1

We design, install and sell high performance photovoltaic solar energy systems and battery systems, and we have installations at more than 12,000 homes and businesses. A photovoltaic system generates electricity directly from sunlight via an electric process that occurs naturally in certain types of materials. A system consists of one or more photovoltaic modules and an inverter. Photovoltaic modules, which are manufactured in different sizes and shapes, generate direct current (DC) electricity. The electricity current is then fed through an inverter to produce the alternating current (AC) electricity that can be used to power residences and commercial businesses. The major components of our solar energy systems include solar panels that convert sunlight into electrical current, inverters that convert the DC electrical output from the panels to AC current compatible with the electric grid, racking that attaches the solar panels to the roof or ground and electrical hardware that connects the solar energy system to the electric grid. The battery systems we sell are rechargeable and can be used not only to store solar energy for backup protection when the power grid goes down, but also to reduce the reliance on the electrical grid by storing solar energy to be used when the sun in not shining or when power costs are the highest during the day. We currently install solar systems only in California.

We provide and install both grid-tied and off-grid systems. Grid-tied systems remain connected to the electric grid, so that the energy generated by the system is sent back to the grid during the day and power is drawn back at night. The electric grid thus serves as a “storage device” for photovoltaic-generated power. If consumers use more power than is generated by their solar energy system, they can purchase power from the regional utility company. If consumers use less power than the system generates, they can sell the electricity back to their local utility companies and receive a credit on their electric bills. In order to sell power back to the utility company, the owners need to make an application to the utility company and the utility company then gives the owners a standard agreement covering the purchase of the excess power. Grid-tied systems generally represent the most common, affordable and feasible option for urban and suburban residences.

Off-grid systems are not connected to the utility grid and therefore require battery backup. Off-grid solutions are less common and are mostly employed for residences that do not have the option of connecting to the utility grid. Almost all of our installations are grid-tied systems.

Sale and Installation Process

Our system sale and installation process consists of five stages – feasibility, design, permitting, procurement and installation. In addition, when a customer requests additional services, we will enter into post-installation maintenance agreements with customers who own the systems.  We have a dedicated team to handle every detail of the customer’s solar panel, battery or LED installation.

We market to our customers using print ad, internet, radio and television advertising along with customer referrals. We are in the process of shifting our focus from traditional radio advertisements to sponsorships and other public relation initiatives. After the initial contact with a prospective customer, our construction and solar engineers visit the customer to conduct an on-site evaluation and assess the customer’s electricity needs. The site assessment includes a shading analysis, roof inspection and review of any existing mechanical systems. Additionally, we review the customer’s recent utility bills so that we can present a proposal designed to meet the customer’s energy requirements and answer the customer’s questions. At this stage, the customer has not made any commitment to purchase a system from us.

___________________________

1 IHS Markit; International Energy Agency; GlobalData; mordorintelligence.com; Wikipedia, Solar power by country, April 2023; National Renewable Energy Laboratory; PV Magazine; BNEF (https://about.bnef,com); Bloomberg (https://www.bloomberg.com);  https://www.energy.ca.gov/rules-and-regulations/energy-suppliers-reporting/clean-energy-and-pollution-reduction-act-sb-350.

At the design stage, we analyze the information obtained during the feasibility stage to design a proposed solar energy solution, based on the customer’s stated energy needs, financial means and the specifics of the building location. Upon completion of the design stage, we present the customer with a detailed written proposal outlining the components of the system, the proposed timeline of the system implementation, the estimated price and estimated energy savings as well as the expected return on the investment based on existing rate information. Approved customers who purchase our systems sign a purchase agreement and tender to us a down payment equal to the lesser of 10% of the overall cost or $1,000, which can be refunded within three days.

The period of time between the initial customer contact at the feasibility stage and the signing of the contract upon the completion of the design stage (the negotiation period) may range from less than a month to more than a year, with six to twelve months being the average negotiation period for larger commercial projects.

Before installing any solar or backup battery system, we must obtain required permits and approvals from the local fire department and the department of building and safety and other applicable state and local agencies, as well as from utility companies. We prepare a full permitting package and apply for these permits on behalf of the customer. We may also assist the customer with necessary paperwork to apply for and obtain the tax rebates and incentives. The permitting process typically takes four to eight weeks. Upon completion of this stage, we require customers to pay 40% of the total purchase price.

Once the customer orders the system, we order products, parts and materials necessary to implement the project. Upon delivery of the materials to the customer’s site, we require an additional 40% of the purchase price.

Finally, we assemble and install the system at the customer’s site. Once installation is complete, we meet with the customer to conduct a final walk-through of the system and review its components. Upon the final walk-through and sign-off by the city inspector, the system becomes fully operational, and we require the remaining 20% of the purchase price. The payment schedules do not apply to customers for whom we are providing financing.  We provide end-to-end customer service during the lifetime of the product.

Source of Supply

We do not have a supply agreement with any supplier.  We purchase solar panels from a number of suppliers.  Battery systems are available from a number of suppliers, including Tesla, Enphase and LG.

One supplier, Consolidated Electrical Distributors, accounted for 10% or more of the purchases for our United States operations. This supplier accounted for purchases of approximately $4.9 million, or 12% of our purchases, for the year ended December 31, 2023, and $5.2 million, or 18% of our purchases, for the year ended December 31, 2022.

Warranty Obligations; Production Guarantee

All parts of the system provided by us are under manufacturers’ warranties, typically for 25 years for the panels and inverters. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed through to the customers, ranges from one to ten years. We provide a limited installation services warranty that warrants the installation services related to the system owner’s photovoltaic modules and inverters to be free from defects in the installation services under normal application, use and service conditions for a period of ten years from the date of the original installation services. Our agreement with our customers provides that we are not responsible for damage resulting from natural disasters, such as hurricanes, floods or other weather conditions. For leased systems we require the customer to maintain insurance covering these risks.

Prior to 2015, we entered into power purchase agreements that have a term of up to 20 years. We own and maintain the systems and sell the power generated by the systems to commercial customers pursuant to the power purchase agreement. Revenue from power purchase agreements is not material.

Commencing in 2015, our standard contract for residential systems provides for a production guarantee, which means that we guarantee that the system will generate a specified minimum solar energy during a given year. The agreements generally have a ten-year term. In the standard form of contract, we specify a minimum annual production and provide that if the power generated by the system is less than 95% of the estimate, we will reimburse the owner for the cost of the shortfall. Because our obligations are not contingent upon external factors, such as sunlight, changes in weather patterns, forest fires, or increases in air pollution, these factors could affect the amount of solar power that is generated and could increase our exposure under the production guarantee. The contract also provides that the purchasers of these systems shall not be entitled to reimbursement for shortfalls caused by overshadowing, shading or other interference not attributable to the design of the system and the accompanying equipment. Our only production guarantees are pursuant to agreements with our customers.

In 2017, we incurred unanticipated liability based on the failure to of our systems to meet the production guarantee or otherwise perform in accordance with our warranty.  Our only production guarantees are pursuant to agreements with our customers.  Although we believe we have taken steps designed to prevent a misalignment of system designs and production guarantees which affected us in 2017, we cannot assure you that we will not be subject to unanticipated liability based on the failure of our systems to meet production guarantees or otherwise perform in accordance with our warranty.

With respect to leases with a leasing company, the leasing company establishes its own production guarantees, conducts its own review of those guarantees in conjunction with system design, and is responsible for any necessary modification in its contracts.

Our warranty for the LED products sold and services rendered ranges from one year for labor and up to seven years for certain products sold to governmental municipalities,

Leasing Agreements with us as the Lessor

Prior to 2014, we leased systems primarily to commercial and not-for-profit customers through our subsidiaries and three entities in which we have a 30% interest. These leases are operating leases and we own the systems, which we lease to the customers. Although we no longer lease new systems, we continue to own the equipment subject to the existing leases. The leases do not include a production guarantee. At the end of the lease, the customer has an option to purchase the equipment at its then fair market value for commercial customers. For not-for-profit customers, we generally have agreed up front to donate the system to the customers at the end of the lease.  We have not leased systems for our account after 2014. Instead, leases are made with a third-party leasing company.

Our customers may lease systems pursuant to third-party leasing companies selected by the customer.  During the years ended December 31, 2023 and 2022, revenues from leasing companies with which we had an agreement did not account for any significant percentage of our revenues.

Power Purchase Agreements

Prior to 2015, we entered into solar power purchase agreements with some commercial customers, and many of these agreements remain in effect. Pursuant to these agreements, we were responsible for the design, permitting, financing and installation of a solar energy system on a customer’s property after which we sell the power generated by the system to the customer at an agreed upon rate. To the extent that the system does not generate sufficient power to meet its obligations, we may have to purchase power from a local utility company, which will be a cost of revenues. We receive the income from the sales of electricity pursuant to these agreements as well as any tax credits and other incentives generated from the system, and we are responsible for the operation and maintenance of the system for the duration of the agreement. At the end of the term, a customer may extend the agreement, have us remove the system or buy the solar energy system from us. We have generated nominal revenue from power purchase agreements. From 2015 until March 2019, we did not offer power purchase agreements.

Seasonality

Since the inception of our business in 2008, we have experienced different levels of seasonality for our residential sales, small commercial and large commercial projects.

Our residential sales are prone to seasonal fluctuations. It has been our experience that we generate a larger percentage of sales in March and April, when residential customers focus on possible tax advantages of solar energy, and in the summer months of July and August, when utility rates and bills typically increase. We believe that the increase in residential sales during March and April results from consumers’ increased awareness of the tax benefits of solar energy system systems. We believe that the higher volume of sales in the summer months results from typically higher electrical bills in the summer, when electricity use is highest, which we think heightens consumers’ awareness of the opportunity to reduce their energy costs in the future through the use of solar energy.

We have historically experienced a slight increase for small commercial projects during the summer season. As with residential sales, we attribute higher volume in small commercial sales to small business owners’ reaction to the generally higher electricity bills during the summer months.

We have generally not experienced any significant seasonal fluctuations for our large commercial projects in the United States. We suspect that customers committing to large commercial purchases or leases of solar energy systems have generally made more studied decisions and are therefore less sensitive to seasonal variations or immediate market conditions. The negotiation period for larger projects may range from a couple of months to a year or more. We therefore believe that the timing of the execution of large commercial deals depends largely on the progress of contract negotiations.

Financing Activities

Because we believe the high cost of buying and installing solar energy systems remains a major barrier for a typical residential customer, we had developed financing programs to enable customers who meet our credit standards to finance the purchase of our solar energy systems through SolarMax Financial.  Since early 2020, because we did not have the capital to support such operations, we suspended making loans to our solar customers but may resume lending if we have sufficient funds, including from the proceeds of our initial public offering.  Our finance revenue currently reflects revenue earned on our current portfolio, with no new loans having been added since early 2020.  We have no present plans to re-commence financing operations.

The following table sets forth customer loan receivables at December 31, 2023 and December 31, 2022:

	December 31,
	2023	2022
Customer loan receivable, gross	$6,795	$10,625
Less: unamortized loan discounts	(2)	(56)
Less, allowance for loan losses	(257)	(289)
Customer loans receivable, net	6,536	10,280
Less, current portion, net	(2,213)	(3,437)
Customer loans receivable, long-term	4,323	6,843

Financing Program

We have financing programs with third-party financing companies, the most significant of which is a home improvement financing program agreement executed on October 12, 2021, with GoodLeap, LLC (“GoodLeap” formerly known as LoanPal, LLC), pursuant to which GoodLeap provides financing to our customers who meet GoodLeap’s credit criteria. We sell the systems to our customers, and GoodLeap pays us the purchase price, less a program fee. The financing agreement is between the customer and GoodLeap, and we are not a party to the agreement.

LED Projects

We provide LED products that help commercial customers save money by lowering electricity costs through the advanced technology of LED light bulbs. The energy-saving incandescent bulbs use approximately 25% less energy than traditional varieties, while the LED light bulbs use approximately 75% less energy, last 40 times longer, and are considered safer to use.

We have relationships with a number of LED system manufacturers that provide us with access to a variety of high-performance products and ultimately enables us to meet customers’ energy needs and budgets. Our LED streetlight system has an exclusive ETL Mark under our company name, which is evidence that our product complies with North American safety standards and is a requirement for contracts with municipal customers.

There are several steps to completing an LED installation with a customer. The first step is to review the customer’s previous year’s power bill and to look at its financial statements for the last three years. The next step is to conduct a lighting survey to effectively present an energy saving proposal to the potential customer. We typically offer financing services similar to our solar system financing. Some commercial projects require us to engage a third-party vendor to help install the LED lighting systems for our clients while other projects customers choose to be responsible for the installation of the system.

Marketing

We have an in-house sales and marketing staff of 30, of which 25 market solar and battery backup projects and five market LED products and systems. While we use a variety of marketing and advertising tools, we believe that word of mouth is one of our most effective marketing strategies. We estimate that approximately 40% of our sales are generated through referrals by our customers.

We also participate in industry trade shows, use telemarketing, radio, television, Internet advertising and social media as well as participating in local community events such as local festivals and door-to-door sales.

Personal meetings with prospective customers and site visits at the feasibility stage are also part of our advertising budget. In our experience, on average, we make three to four visits at the feasibility stage before we can generate a contract from the customer. As we expand the breadth of our operations, we plan to hire additional professionals and general sales personnel to market our systems to a larger number of prospective customers.

Our marketing effort includes our ability to offer financing in connection with purchases of our systems. We do not have a separate marketing staff for our financing activities.

Competition

Solar energy systems in general compete with both the local or regional providers of electricity as well as a number of independent companies that offer to provide electricity at prices that are lower than the regional utility company. Our primary competition is with the local utility companies that supply power to our potential customers.

Within the solar energy industry, we face intense and increasing competition from other solar energy system providers. The solar energy industry is highly fragmented, consisting of many small, privately-held companies with limited resources and operating histories, and we believe that no solar energy provider has a significant percentage of the California market. We also compete with major companies, as well as a large number of smaller companies. We have experienced price erosion as a result of increased competition which has affected our gross margin. Because California has much sun and little rain, solar power companies seek to market in California rather than in states with less sun and more rain. We cannot estimate the effects of the recent increased rain and flooding in Southern California on our business and the solar market in general.  We believe that the number of new solar energy installation companies that have entered the industry in California has increased significantly since 2008 when we commenced business, and the increased competition is reflected in lower margins as we may have to reduce our prices to generate business. We expect additional companies to enter the business in the future, considering that the entry barrier in this industry is relatively low and the government incentives currently remain high.

We believe that competition is primarily based on price and, if financing is required, the availability and terms of financing, and, to a lesser extent, the ability to schedule installation to meet the customer’s schedule. Some of our competitors may offer financing terms with payments over a longer period and with either a lower down payment or no down payments than are available with third party lessors with whom we work, which may make them more attractive to potential customers.

Government Regulation

Although we are not a regulated utility company, our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, regulations and ordinances. Additionally, our business is materially affected by federal and state programs and policies related to financial incentives for solar energy users and providers. Local utility companies work with all solar companies to connect their systems to the grid. Title 24 of the California Code of Regulations governs energy savings and efficiency standards for new and remodeled construction for indoor and outdoor lighting requirements.

Construction Licenses and Permits

As a company performing general contractor and design work, we must take steps such that we obtain and timely renew appropriate general contractor and other required licenses. In connection with each installation, we are required to obtain building permits and comply with local ordinances and building codes for each project. Our operations are also subject to generally applicable laws and regulations relating to discharge of materials into the environment and protection of the environment. We are also subject to federal and state occupational health and safety regulations. We may also be subject to federal or state wage requirements, at least in connection with any solar projects on government land or buildings or other public works projects.

Consumer Protection Laws

In negotiating and entering into contracts with our residential customers, we must comply with state and federal consumer protection laws. In conducting our marketing campaigns, we must comply with the federal Telemarketing and Consumer Fraud and Abuse Prevention Act, and Telemarketing Sales Rule promulgated by the Federal Trade Commission, as well as state regulations governing telemarketing and door-to-door sales practices. In negotiating and entering into contracts with our residential customers, we must comply with a number of state regulations governing home solicitation sales, home improvement contracts and installment sales contracts.

Consumer Financing Regulations

In the event that we recommence financing operations in California, our finance subsidiary, SolarMax Financial will have to be registered as a California finance lender pursuant to a license issued by the California Department of Corporations, which regulates and enforces laws relating to consumer finance companies, and SolarMax Financial would be required to comply with regulations pertaining to consumer financing. Such rules and regulations generally provide for licensing of consumer finance companies, limitations on the amount of financing provided, duration and charges, including finance charge rates, for various categories of contracts, requirements as to the form and content of the loans and other documentation, and restrictions on collection practices and creditors’ rights. As a licensed finance lender, SolarMax Financial will be subject to periodic examination by state regulatory authorities.

SolarMax Financial would also be subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act and the Fair Credit Reporting Act and other laws. These laws would require SolarMax Financial to provide certain disclosures to prospective customers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age, or marital status, among other things. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, lenders are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires SolarMax Financial to provide certain information to consumers whose applications were not approved or were conditionally approved on terms materially less favorable than the most favorable terms normally offered on the basis of a report obtained from a consumer-reporting agency.

In addition, SolarMax Financial would be subject to the provisions of the federal Gramm-Leach-Bliley financial reform legislation, which imposes additional privacy obligations on SolarMax Financial with respect to our applicants and our customers. SolarMax Financial has appropriate policies in place to comply with these additional obligations.  SolarMax Financial does not presently engage, and has not since early 2020, engaged, in lending activities, and has no present plans to do so since we do not have the capital to enable us to engage in these activities.

Government Subsidies and Incentives

The solar energy industry depends on the continued effectiveness of various government subsidies and tax incentive programs existing at the federal and state level to encourage the adoption of solar power. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. We and our customers benefit from these regulations in the form of federal tax incentives, state utility rebates and depreciation. Because of the high cost of installing solar energy systems, the existence of tax incentives as well as regulations requiring utility companies to purchase excess power from solar energy systems connected to the grid are important incentives to the installation of a solar energy system.

Federal Tax Incentive. Solar PV systems installed in 2020 and 2021 are eligible for a 26% tax credit. The Inflation Reduction Act has made changes to the existing tax credit and extends the provisions of the Solar Investment Tax Credit so owners who install designated solar energy systems between January 1, 2022 through the end of 2032 will receive a tax credit of 30% of the cost of the solar energy system from their federal income taxes. Owners who owe less federal income tax than the 30% tax credit can carry over any unused credit until January 1, 2032. After 2032, the residential investment tax credit will be reduced to 26% for installations completed in 2033 and to 22% for -installations completed in 2034, and tax credit will no longer be available for installations completed after December 31, 2034.

State Incentives and Utility Company Rebates. In addition to federal income tax credit, utility companies in California and other states offer various incentives and rebate programs. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar energy system. The value of the rebate is subtracted from the total purchase price, resulting in a net adjusted cost for the purpose of determining the value of the federal tax credit. Performance-based rebates provide funding to customers based on the energy produced by their systems. Under a feed-in tariff subsidy, the government sets prices that regulated utility companies are required to pay for renewable electricity generated by end-users. Under that subsidy program, prices are set above market rates and may be differentiated based on system size or application.

The building standard approved by the California Energy Commission in May 2018 mandates the installation of solar arrays on new single-family residences and on multi-family buildings of up to three stories starting in 2020. The Building Standards Commission has adopted these recommendations without change, and we cannot assure you that the Building Standards Commission will not change this standard or that the standard will survive any legal challenges which may be brought in opposition to the standard.

The California Public Utilities Commission may consider a proposal to significantly reduce the incentives homeowners receive for installing rooftop solar systems. If such a change or any significant change in the benefits provided to homeowners for installing rooftop solar systems, our U.S. business will be materially impaired. We cannot assure you that the present benefits provided to homeowners for installing solar systems will not be adopted.

Depreciation. Certain qualified clean energy facilities, property and technology placed in service after 2024 may be classified as 5-year property under the modified accelerated cost recovery system (MACRS) under Inflation Reduction Act of 2022. Under Internal Revenue Code Section 168(e)(3)(B), qualified facilities, qualified property and energy storage technology are considered 5-year property. These types of property are recoverable under the MACRS. A business with a solar PV system placed in service between January 1, 2018 and December 31, 2022 can elect to claim a 100% bonus depreciation. Starting in 2023, the percentage of capital equipment that can be expensed immediately drops 20% per year (e.g., 80% in 2023 and 60% in 2024) until the provision drops to 0% in 2027.

Tariffs and Trade Policies. The solar energy industry has recently experienced decreasing prices in solar panels, a principal component in any solar energy system. Most solar panels are imported and the price of the solar panels is impacted by trade policies, such as tariffs and quotas. The U.S. government has imposed tariffs on solar cells, solar panels and aluminum that is used in solar panels manufactured overseas. Based on determinations by the U.S. government under the 2012 solar trade case, the anti-dumping and countervailing tariff rates range from approximately 33%-255%. Such anti-dumping and countervailing tariffs are subject to annual review and may be increased or decreased. These tariffs have increased the price of solar panels containing China-manufactured solar cells. We do not purchase panels from China or Taiwan for our United States operations. The purchase price of solar panels containing solar cells manufactured in China reflects these tariff penalties. While solar panels containing solar cells manufactured outside of China are not subject to these tariffs, the prices of these solar panels are, and may continue to be, more expensive than panels produced using Chinese solar cells, before giving effect to the tariff penalties.

On January 23, 2018, the United States placed tariffs on imported solar cells and modules for a period of four years with an effective date of February 7, 2018. The tariff level was set at 30%, with a 5% declining rate per year for the four- year term of the tariff. The tariff includes a 2.5 GW exemption for cells per year, which does not include any sub quotas for individual countries. Additionally, the only countries excluded from the tariff are those that the U.S. government deems as developing nations, with the exception of the Philippines and Thailand that are eligible for the U.S. Generalized System of Preferences program.

While the state and federal incentives benefit the industry by making solar energy systems more affordable and attractive to consumers, they also expose the industry to the risk of negative consequences should these incentives be discontinued or reduced. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue. Decreases in the level of rebates, incentives or other governmental support for solar energy would materially and adversely affect the demand for solar energy products, including our business.

Net Metering.  Net metering is a billing mechanism that credits solar energy system owners for the electricity that they add to the electricity grid. If the owner of a solar system generates more electricity than it consumes, the excess electricity is sold back to the grid.

The California Public Utilities Commission (CPUC) introduced “Net Metering 3.0” (NEM 3.0) as the latest iteration of net metering policies. Under NEM 3.0, customers continue to receive credit for the electricity they produce; however, the calculation of this credit is based on avoided cost rates. These rates align more closely with wholesale rates for electricity, reflecting what utilities themselves pay for electricity rather than the conventional rates paid by customers.

Under NEM 3.0 the economic viability of combining solar panel systems with battery storage is enhanced. As a result, the payback period for the combined installations has accelerated, surpassing that of solar-only installations. We may need to revise our pricing metrics to reflect this change in order for the purchase of a solar system to be economically attractive to the customer, which may result in lower prices and reduced margins.

To the extent that utility companies are not required to purchase excess electricity from owners of solar systems or are permitted to lower the amounts paid, the market for solar systems may be impaired. Because net metering can enable the solar system owner to further reduce the cost of electricity by selling excess electricity to the utility company, any elimination or reduction of this benefit would reduce the cost savings from solar energy. The recent changes in California’s net metering payments may have reduce the market for residential solar installations to the extent that the installation of the homeowner’s decision to install a solar system is based on the benefits of the net metering structure, which has been modified to reduce the benefits to the homeowner.  We cannot assure you that net metering will not be eliminated or the benefits significantly reduced for future solar systems, which may dampen the market for solar energy.

California Consumer Privacy Act

In June 2018, California passed the CCPA, which became effective in 2020. As a practical matter, companies needed to have their data tracking systems in place by the start of 2019, since the law gives consumers the right to request all the data a company has collected on them over the previous 12 months. This law covers all companies that serve California residents and have at least $25 million in annual revenue. Under the law, any California consumer has a right to demand to see all the information a company has saved on the consumer, as well as a full list of all the third parties that data is shared with. The consumer also has the right to request that the company delete the information it has on the resident. The CCPA broadly defined broadly defines “protected data.” The CCPA also has specific requirements for companies subject to the law. For example, the law specifies that companies must have a clear and conspicuous link on their websites to a page from which consumers may exercise their right to opt out of data sharing. The CCPA provides for a private right of action for unauthorized access, theft or disclosure of personal information in certain situations, with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater. The CCPA also permits class action lawsuits. Because the law was recently adopted, we have not been able to determine the extent to which the law applies to us, our website and our privacy policies.

Employment Regulations

California labor law is more pro-employee than the laws of other states, and the damages and penalties an employee can recover are higher under California labor law than under federal labor law. California has numerous laws and regulations relating to the relationship between an employer and our employees, including wage and hour laws, laws relating to anti-discrimination, and laws mandating expanded training to employees to prevent sexual harassment. In 2004, California passed a law requiring employers with 50 or more employees to provide two hours of sexual-harassment-prevention training to supervisors every two years. A recently passed law requires that by January 1, 2020, employers with five or more employees provide at least two hours of sexual-harassment-prevention training to supervisory employees and one hour of training to nonsupervisory employees. The law also requires that, beginning January 1, 2020, seasonal, temporary and other employees hired to work for less than six months need to be trained within the earlier of 30 calendar days of hire or within 100 hours worked. Our professional employer organization has implemented our sexual harassment prevention program.

Intellectual Property

We do not have any intellectual property that is material to our business.

Operations in China

General

The photovoltaic market in China was the largest in the world in 2021, reaching a cumulative total installed capacity of 253 GW in 2020, which accounted for more than one-third of the world’s cumulative total installed capacity. China’s photovoltaic market has been projected to grow at a compound annual growth rate of 14.1% between 2021 and 2025. The ground-market segment (i.e., solar farm installations) is expected to dominate the market during this forecast period. The China market is projected to reach $137 billion by 2030. The growth is driven by increasing government support and the continued decline in the cost of solar energy generation. 2

We commenced operations in China following the acquisition on April 28, 2015, of the ownership of Chengdu ZHTH, which is currently a subsidiary of ZHTH, and ZHPV, through share exchange agreements with the equity owners of these companies.

Our business in China is conducted through ZHTH and ZHPV and their subsidiaries. Unlike systems that we sell in the United States, which are installations for residential and small business users, the projects in China are generally solar farms, which are constructed on large land areas where multiple ground-mount solar tracking towers are installed. While a typical residential or small business installation in the United States generally generates between 6.5KW and 0.2MW of power, the solar farms can generate in the range of 30MW to more than 100MW of power. To comply with the local requirements to own and operate the EPC business in China, ZHTH and ZHPV establish subsidiaries for different purposes. These special purpose subsidiaries include project subsidiaries which were formed by ZHTH or ZHPV to own the solar farms and the permits to construct and operate solar farms and the equity in the subsidiaries, or, in the case of the agreements with SPIC, are sold to the buyer of the projects upon completion. ZHTH was primarily engaged in the business of identifying and procuring solar system projects for resale to third party developers and related services in China. ZHPV’s core business is to provide EPC services.

 _________________________________

2 IHS Markit; International Energy Agency; GlobalData; mordorintelligence.com; Wikipedia, Solar power by country, April 2023; National Renewable Energy Laboratory; PV Magazine;

BNEF (https://about.bnef,com); Bloomberg (https://www.bloomberg.com)

Our business in China initially consisted primarily of identifying and procuring solar farm system projects for resale to third party developers and related services in China, identifying potential buyers of solar farms, and providing engineering, procuring and construction services, which are referred to in the industry as EPC services, for solar farms and, to a significantly lesser extent, rooftop solar systems in China. Approximately 95% of our China revenue in 2019 was generated from Changzhou Almaden Co., Ltd., which is a related party that we refer to in this annual report as AMD. We have not generated any revenue from AMD since 2019. Since the second half of 2019, our business in China consisted of EPC services pursuant to agreements with SPIC.  Substantially all of our China revenues for the years ended December 31, 2021 and December 31, 2020 were generated from projects for SPIC. During 2022, 2023 and 2024 through the date of this annual report, we did not generate revenues in the China segment.

Based on the effective light resource and available land use, we are focusing on provinces with large tracts of available land and solar resources sufficient for the development of solar farms. We look to work with local entities on the project development. As part of this process, we need to discuss the potential development with local government agencies, which may involve discussions with several departments. The local government agencies publish the availability of permits for solar farms, and we need to obtain the permit for the solar farm from the applicable government agency. We may also find the buyer who will own the solar farm. If we find a buyer to operate the solar farm, we transfer the equity of the project subsidiary related to the solar farm to the buyer. If we identify the buyer, we seek to both obtain the contract to perform the EPC work as well as to operate and maintain the project after completion. For our contracts with SPIC, SolarMax and SPIC jointly selected the location of the project and the project subsidiary is formed pursuant to a co-development agreement.

We do not operate any solar farms as an owner, and we have no present plans to operate solar farms for our own account. To the extent that, in the future, we propose to construct and operate a solar farm for our own account, any decision would be subject to obtaining sufficient financing to enable us to construct and operate the project and complying with government regulations relating to the ownership of a solar farm.

For the EPC services in the PRC, we generally provide a one-year quality warranty on our EPC services from the date of completion of the EPC work.

ZHPV holds a construction enterprise qualification certificate for Level III of general contractor for power engineering constructor issued on December 18, 2022, which permits ZHPV to conduct business as a contractor in power engineering construction. The qualification certificate expires on June 30, 2024. The certificate is granted by the local government and enables ZHPV to perform its services throughout China. We engage local licensed engineering firms to perform the initial design work through a bidding process. When the engineering firm completes its design proposal, we obtain owner approval prior to procurement and construction. Following the acquisition of Chengdu ZHTH, the business of Chengdu ZHTH was assumed and developed by its parent company SolarMax Shanghai. Chengdu ZHTH has since ceased to be active and we are in the process of deregistering Chengdu ZHTH with local authorities in China. We refer to SolarMax Shanghai and its subsidiaries collectively as ZHTH.

Seasonal weather patterns affect our PRC subsidiaries’ construction of large-scale solar projects. Northern provinces often experience below zero temperatures along with snowstorms which could cause a closure of transportation options along with frozen ground which needs to be cleared for solar equipment, all of which can cause slowdowns in construction and increase our cost. Our EPC contracts to date have been in the southern provinces where cold weather does not have the same effect although the southern provinces may be subject to other adverse weather conditions.

Effective on May 12, 2016, in connection with the execution of the amendment to the share exchange agreement for the acquisition of ZHPV, ZHPV entered into a debt settlement agreement with Uonone Group Co., Ltd., one of the former owners of ZHPV. Pursuant to the debt settlement agreement, ZHPV and Uonone agreed to settle a list of pending business transactions entered by them during the period from December 31, 2012 to December 31, 2015. As of December 31, 2023, the Uonone Group has repaid all amounts agreed to under the debt settlement agreement except for a RMB 3.0 million contingent receivable, which does not arise until and unless we become obligated under a contingent liability. We have not become obligated under the contingent liability. The contingent liability is a potential obligation of ZHPV which existed at the time of our acquisition of ZHPV and related to the estimated costs of a project ZHPV had completed, and we cannot estimate whether or when ZHPV may have any obligation under the contract. However, in the event ZHPV becomes liable, it has an offsetting receivable from Uonone. As of the date of this annual report, no claim and no indication of any claim have been made against ZHPV. Additionally, under the debt settlement agreement, to the extent ZHPV receives settlement proceeds on matters that relate to events prior to the acquisition, ZHPV shall repay to Uonone the amount received less taxes, fees and expenses in connection with such settlement. As of December 31, 2022, the payable balance due to Uonone Group related to the legal settlement received by ZHPV was $2.1 million. During the year ended December 31, 2023, we received additional legal settlement proceeds of $6.6 million and paid Uonone and expenses on behalf of Uonone $6.9 million.

Agreements with SPIC

We have not generated any revenue from our China operations during 2022, 2023 and 2024 through the date of this annual report.  Substantially all of our China revenue for the year ended December 31, 2021 of $7.8 million and for the year ended December 31, 2020, of $96.1 million, was generated from four contracts with SPIC, and included revenue from SPIC and revenue from the sale of power by the project subsidiaries for the projects prior to the transfer of control to SPIC.  As of December 31, 2023, we had a receivable from SPIC in the amount of $7.7 million, which we expect to collect during 2024. Although we are negotiating with SPIC for additional projects, we cannot give any assurance that we will be successful in our negotiations or that any agreements we enter into with SPIC will be profitable to us.  The COVID-19 restrictions and the residual effects of the COVID-19 restrictions impaired our ability to obtain payment of the receivable from SPIC and to negotiate contracts with SPIC.

Source of Supply

Our PRC subsidiaries purchase the equipment for the project from local suppliers pursuant to a bidding process. The construction team will remain on site to perform the EPC services, using local licensed subcontractor as needed. The EPC services include continuing negotiations with local government and utility companies to resolve any issues that may occur on-site until the project is fully connected to the grid.

Solar panels and other components are available from a number of suppliers. We did not make any purchases during the year ended December 31, 2022 or the year ended December 31, 2023.

Competition

Within the solar farm industry in China, our China segment faces increasing competition from other project developers and EPC companies. The solar energy industry is very competitive, consisting of state-owned enterprises and a large number of private companies. Because China’s central government has announced a policy in favor of renewable energy sources, solar companies worldwide seek to develop and expand their business in China. We believe the number of new solar farm installation companies entering the industry in China has increased significantly since 2015 when we commenced business through our PRC subsidiaries in China. This increased competition has caused some price erosion, which has affected our margins and could result in further reductions in our margins as our PRC subsidiaries may reduce prices to generate new business and could impair their ability to enter into EPC agreements with non-related parties. As the interest in solar farms in China increases, there is increased competition for permits, and the government entities that issue the permits may prefer Chinese companies over companies that are owned by a United State company. Since our only customer in China since 2019 was SPIC, our PRC subsidiaries are dependent upon SPIC’s policies in engaging contractors for the development of solar farm projects. Since SPIC is state-owned enterprise, our procurement policies may be subject to government policies which may favor a Chinese company rather than a subsidiary of a United States company.

Government Subsidies

The solar investment and the development of the solar industry in China depend on continued government subsidies. Government policies have, and will continue to have, a significant impact on the solar industry in general. Government agencies set the rates that the utility company pays the solar farm owner. In general, the rate set at the beginning of the contract period remains the same during the period, although there is a risk that the rate will be changed. The rate varies from province to province. The government has announced that there will be a yearly decrease in the payment. After 2016, all the solar projects in China are required to be involved with the local government to help alleviate poverty in the region. In addition, solar farm construction needs to be integrated with local agriculture, tourism or animal husbandry, which leads to increases in the cost of our EPC services.

PRC Government Regulations

Renewable Energy Law and Other Government Directive

The Renewable Energy Law of PRC, which originally became effective on January 1, 2006 and was amended on December 26, 2009, sets forth policies to encourage the development and on-grid application of renewable energy, including solar energy. Renewable energy under this law refers to non-fossil fuel energy, including wind energy, solar energy, water energy, biomass energy, geothermal energy, ocean energy and other forms of renewable energy. The law also sets forth a national policy to encourage the installation and use of solar energy water heating systems, solar energy heating and cooling systems, photovoltaic systems and other systems that use solar energy. It also provides economic incentives, such as the establishment of national funding, preferential loans provided by financial institutions with financial interest subsidies to certain renewable energy development and utilization projects, and tax preferential treatment for the development of certain renewable energy projects.

The PRC Energy Conservation Law, which was amended on October 28, 2007, July 2, 2016 and October 26, 2018, encourages utilization of energy-saving building materials like new wall materials and energy-saving equipment, and encourage the installation and application of renewable energy use systems such as solar energy. The law also encourages and supports the vigorous development of methane in rural areas, promotes the utilization of renewable energy resources such as biomass energy, solar energy and wind power, develops small-scale hydropower generation based on the principles of scientific planning and orderly development, promotes energy-saving-type rural houses and furnaces, encourages the utilization of non-cultivated lands for energy plants, and energetically develops energy forests such as firewood forests.

On September 4, 2006, the Ministry of Finance, or MOF, and Ministry of Construction jointly promulgated the Interim Measures for Administration of Special Funds for Application of Renewable Energy in Building Construction, pursuant to which the MOF will arrange special funds to support the application of Building Integrated Photovoltaics systems, or BIPV applications, to enhance building energy efficiency, protect the environment and reduce consumption of fossil fuel energy. Under these measures, applications to provide hot water supply, refrigeration, heating and lighting are eligible for such special funds.

On October 10, 2010, the State Council of the PRC promulgated a decision to accelerate the development of seven strategic new industries. Pursuant to this decision, the PRC government will promote the popularization and application of solar thermal technologies by increasing tax and financial policy support, encouraging investment and providing other forms of beneficial support.

In March 2011, the National People’s Congress approved the Outline of the Twelfth Five-Year Plan for National Economic and Social Development of the PRC, which includes a national commitment to promoting the development of renewable energy and enhancing the competitiveness of the renewable energy industry. Accordingly, in January 2012, the Ministry of Industry and Information Technology and the Ministry of Science and Technology respectively promulgated the Twelfth Five-Year Special Plans Regarding the New Materials Industry and the High-tech Industrialization to support the development of the PRC solar power industry.

On March 8, 2011, the MOF and the Ministry of Housing and Urban-Rural Development jointly promulgated the Circular on Further Application of Renewable Energy in Building Construction to increase the utilization of renewable energy in buildings.

On March 27, 2011, the NDRC promulgated the revised Guideline Catalogue for Industrial Restructuring which categorizes the solar power industry as an encouraged item. This Guideline Catalogue was revised on February 16, 2013 (effective on May 1, 2013) and on October 30, 2019 (effective on January 1, 2020). The solar power industry is still categorized as an encouraged item.

In March 2016, the National People’s Congress approved the Outline of the Thirteenth Five-Year Plan for National Economic and Social Development of the PRC, which mentions a national commitment to continuing to support the development of PV generation industry.

On February 14, 2019, the NDRC issued the Green Industry Guidance Catalogue (2019 Edition) to include solar power equipment manufacturing into the green industry guidance catalogue, to further encourage the development of solar industry.

On January 20, 2020, the NEA, the NDRC, and the Ministry of Finance jointly issued Opinions on Promoting the Healthy Development of Non-hydroelectric Renewable Energy Power Generation, aiming at (i) improving the current subsidy method, (ii) improving market allocation of resources and subsidy decline mechanism, and (iii) optimizing subsidy redemption process.

On March 5, 2020, the NEA issued Notice on Matters Related to the Construction of Wind Power and Photovoltaic Power Generation Projects in 2020, in order to adjust and improve the specific plans for the construction and management of wind power and photovoltaic power generation projects.

On September 29, 2020, the NDRC, the NEA and the MOF jointly issued Supplementary Notice on Matters Relating to Several Opinions on Promoting the Sound Development of Non-Hydro-Renewable Energy Power Generation, in order to further clarify relevant policies of additional subsidy funds for renewable energy electricity prices and stabilize industry expectations.

On February 2, 2021, the State Council issued Guiding Opinions on Accelerating the Establishment and Improvement of the Green and Low-Carbon Circular Development Economic System, in order to accelerate the establishment of a robust economic system of green and low-carbon circular development.

On February 24, 2021, the NDRC, the MOF, the People’s Bank of China, the China Banking and Insurance Regulatory Commission and the NEA issued Notice on Guiding to Increase Financial Support to Promote the Healthy and Orderly Development of Wind Power and Photovoltaic Power Generation Industries, in order to help solving the problems of renewable energy companies such as tight cash flow and difficulties in production and operation.

On January 30, 2022, the NDRC and NEA jointly released the Opinions on Improving Institutional Mechanisms and Measures for Green and Low-carbon Energy Transition. The Opinions systematically propose institutional mechanisms and measures to support the green and low-carbon transformation of the energy supply side, request to promote the construction of clean, low-carbon energy as the main energy supply system and to promote the construction of energy infrastructure to adapt to the green and low-carbon transition.

On March 17, 2022, the NEA released the Guidance on Energy Work in 2022, one of the primary targets of this Guidance was to increase the share of non-fossil fuels in primary energy consumption to around 17.3% in 2022 and increase the share of wind and solar power in total power consumption to around 12.2%.

Laws and Regulations Concerning the Electric Power Industry

The regulatory framework of the PRC power industry consists primarily of the Electric Power Law of the PRC, which became effective on April 1, 1996, and was most recently amended on December 29, 2018, and the Electric Power Regulatory Ordinance, which became effective on May 1, 2005. One of the stated purposes of the Electric Power Law is to protect the legitimate interests of investors, operators and users and to ensure the safety of power operations. According to the Electric Power Law, the PRC government encourages PRC and foreign investment in the power industry. The Electric Power Regulatory Ordinance sets forth regulatory requirements for many aspects of the power industry, including, among others, the issuance of electric power business permits, the regulatory inspections of power generators and grid companies and the legal liabilities for violations of the regulatory requirements.

Electric Power Business Permit

On January 5, 2006, the NDRC promulgated the Administrative Provisions on Renewable Energy Power Generation which set forth specific measures for setting the price of electricity generated from renewable energy sources, including solar, and for allocating the costs associated with renewable power generation. The Administrative Provisions on Renewable Energy Power Generation also delegate administrative and supervisory authority among government agencies at the national and provincial levels and assign partial responsibility to electricity grid companies and power generation companies for implementing the Renewable Energy Law.

Pursuant to the Provisions on the Administration of the Electric Power Business Permit, which were issued by the State Electricity Regulatory Commission, known as SERC, and became effective on December 1, 2005 (subsequently revised on May 30, 2015), unless otherwise provided by the SERC, no company or individual in the PRC may engage in any aspect of electric power business (including power generation, transmission, dispatch and sales) without first obtaining an electric power business permit from the SERC. These provisions also require that if an applicant seeks an electric power business permit to engage in power generation, it must also obtain in advance all relevant government approvals for the project including construction, generation capacity and environmental compliance.

However, there are exceptions pursuant to which certain of our photovoltaic power generation projects may not need to obtain an electric power business permit from the SERC. On July 18, 2013, the NDRC issued the Interim Measures for the Administration of Distributed PV Power Generation, which waived the previous requirement to obtain an Electric Power Business Permit for distributed generation projects. On April 9, 2014, the NEA issued the Circular on Clarifying Issues concerning the Administration of Electric Power Business Permit, which was replaced by Circular on Improving the Administration of Electric Power Business Permit by Implementing the Inspiration of the Reforms on Administration, Delegate Powers, and Services issued by NEA on March 23, 2020, which waived requirement to obtain an Electric Power Business Permit for those solar power generation projects with installed capacity less than 6MW and any distributed generation projects approved by or filed with the NDRC or its local branches, and required the local NEA to simplify the Electric Power Business Permit application procedure for the solar power generation companies.

Grid Connection and Dispatchment

All electric power generated in China is distributed through power grids, except for electric power generated by facilities not connected to a grid. The distribution of power to each grid is administered by dispatch centers, which administer and dispatch planned output by power plants connected to the grid. The Regulations on the Administration of Electric Power Dispatch to Networks and Grids, promulgated by the State Council and the former Ministry of Electric Power Industry, effective on November 1, 1993, as amended on January 8, 2011, and its implementation measures, regulate the operation of dispatch centers.

Feed-in Tariff (FIT) Payments

The Renewable Energy Law of the PRC, as amended on December 26, 2009 and effective on April 1, 2010, sets forth policies to encourage the development and utilization of solar power and other renewable energy. The Renewable Energy Law authorizes the relevant pricing authorities to set favorable prices for electricity generated from solar and other renewable energy sources.

The NDRC further issued the Circular on Promoting the Healthy Development of PV Industry by Price Leverage on August 26, 2013, or the 2013 Circular. Under this circular, the feed-in tariff (“FIT”) (including VAT) for solar power projects approved or filed after September 1, 2013 or beginning operation after January 1, 2014 would be RMB0.90 per kilowatt hour (“kWh”), RMB0.95 per kWh or RMB1.00 per kWh, depending on the locations of the projects (excluding on-grid solar power projects located in Tibet).

In addition, the 2013 Circular sets forth special rules that entitle distributed generation projects (excluding the projects that have received an investment subsidy from the central budget) to a national subsidy of RMB0.42 per kWh. According to the Circular on Further Implementing Polices Relating to Distributed Generation issued by the NEA on September 2, 2014 and the Circular on Implementation Plans of PV Generation Construction for 2015 issued by the NEA on March 16, 2015, rooftop distributed generation projects that sell electricity directly to consumers or to both consumers and grid enterprises receive a national subsidy of RMB0.42 per kWh plus the local desulphurized coal benchmark electricity price for the electricity sold to the State Grid or a negotiated electricity purchase price for electricity sold directly to consumers. Ground-mounted projects and rooftop distributed generation projects which sell all electricity to grid enterprises are entitled to the FIT of RMB0.90 per kWh, RMB0.95 per kWh or RMB1.00 per kWh, depending on where the project is located (excluding on-grid solar power projects located in Tibet).

On December 22, 2015, the NDRC issued the Circular on Improving the Policies on the On-grid Tariffs of Onshore Wind Power Generation and PV Generation, effective on January 1, 2016, which provides that ground mounted projects, as well as rooftop distributed generation projects that sell all electricity generated to the local grid companies, are entitled to FIT of RMB0.80 per kWh, RMB0.88 per kWh or RMB0.98 per kWh, depending on where the project is located (excluding on grid solar power projects located in Tibet), provided that these projects are filed after January 1, 2016 and fall within the regional scale index of the year, or these projects are filed prior to January 1, 2016 and fall within regional scale index of the year, but do not commence operations prior to June 30, 2016.

The difference between the FIT for solar power projects and the desulphurized coal benchmark electricity price, or the subsidies paid to distributed generation projects, are funded by the renewable energy development funds. The above FIT and subsidy policies are valid for 20 years for each power generation project since its formal operation, in principle.

On December 30, 2016, the MIIT, NDRC, the Ministry of Science and Technology and MOF jointly promulgated the Development Guide Regarding the New Materials Industry to support and provide details for the development of the PRC solar power industry.

On February 10, 2017, the NEA promulgated the Circular on Printing and Distributing the Guidance on Energy Work in 2017, which promotes the construction of PV and thermal power projects. According to this circular, the PRC government planned to add the new construction scale of 20 million kilowatts and the new installed capacity of 18 million kilowatts in 2017. Although it is the PRC government’s policy to encourage such construction, it is not clear what specific targets have been fulfilled.

On May 31, 2018, the NEA, Ministry of Finance and NDRC of the PRC jointly promulgated a Notice regarding the Matters of Photovoltaic Power Generation in 2018 (“2018 PV Power Generation Notice”). The 2018 PV Power Generation Notice set forth new policies on general and distributed PV power stations. For example, based on the industry practice, no scale for the construction of general photovoltaic power station will be arranged in 2018. Before the issuance of any new rules in respect of the construction of general photovoltaic power stations, no national government subsidies were provided to general photovoltaic power station. There will be a scale of 10 gigawatts for the construction of distributed photovoltaic power station. In general, the feed-in tariff for general photovoltaic power stations will be reduced by RMB 0.05 per kWh.

On April 28, 2019, the NDRC issued a Notice Regarding Issues of Improvement on Mechanism for Grid Price of Photovoltaic Power Generation, effective on July 1, 2019. The benchmark solar PV tariff has been changed into guiding solar PV tariff. For utility-scale solar PV projects that fully feed electricity into grids after July 1, 2019, the FIT will be RMB 0.4 per kWh, RMB 0.45 per kWh, or RMB 0.55 per kWh depending on where the project is located. Commercial and industrial distributed PV that deliver 100% of output to the grid will apply utility-scale PV FITs, others can receive a subsidy of RMB 0.1/kWh.

On January 7, 2019, NDRC and the NEA jointly promulgated the Circular on Actively Promoting Subsidy-free Grid Price Parity for Wind Power and PV Power, which set forth several measures regarding project organization, construction, operation and supervision to promote PV power generation power projects with grid price equivalent to or below the benchmark grid price of coal-fired power units.

On March 31, 2020, NDRC issued Notice Regarding Issues of Grid Price of Photovoltaic Power Generation in 2020, effective on June 1, 2020, pursuant to which the guidance price of the new centralized photovoltaic power station in the I~III resource area, which will be included in the scope of state financial subsidy, is 0.35 per kWh (including tax, the same below), RMB 0.4 per kWh and RMB 0.49 per kWh, respectively. In principle, the feed-in electricity price of the new centralized photovoltaic power station shall be determined by means of market competition and shall not exceed the guidance price in the resource area where it is located. The Circular also makes it clear that commercial and industrial distributed PV that deliver 100% of output to the grid will apply utility-scale PV FITs, others can receive a subsidy of RMB 0.05/kWh.

On June 7, 2021, NDRC issued Notice Regarding Issues of Grid Price of New Energy Generation in 2021, effective on August 1, 2021, pursuant to which no subsidy will be provided to the new centralized photovoltaic power station and distributed PV project and onshore wind power project from central government budget in 2021 and achieve grid parity.

We have been advised by AllBright Law Offices, our PRC counsel, that, based on their review of our operations material provided by us and their review of PRC laws and regulations, our operations in the PRC, as presently conducted, based on our approved qualifications, comply in all material respects with applicable PRC laws and regulations.

Subsidy Catalog

On November 29, 2011, the MOF, NDRC and NEA jointly issued the Interim Measures for the Administration of Levy and Use of Renewable Energy Development Fund, which provides that development funds for renewable energy include designated funds arranged by the public budget of national finance, and renewable energy tariff surcharge collected from electricity consumers. Solar power projects can only receive government subsidies after completing certain administrative and perfunctory procedures with the relevant authorities of finance, price and energy to be listed in the Subsidy Catalog issued by the MOF, NDRC and NEA. These subsidies represent the difference between the FIT for solar power projects and the desulphurized coal benchmark electricity price. In January 2016, the NEA announced that there would be a nation-wide inspection on all solar power projects in operation and under construction, and that fall within the regional scale index of the year would be included in and managed via the Platform for Renewable Energy Power Generation Projects for the purpose of government subsidies application and payment.

In order to be listed in the Subsidy Catalog, ground-mounted projects submit applications to the relevant provincial authorities; and in accordance with the Circular on Issues Concerning Implementing Electric Quantity-based Subsidy Policy for Distributed Generation Projects issued by the MOF on July 24, 2013, rooftop distributed generation projects submit applications to the grid enterprises in the area where the projects are located. After preliminary review of the applications, the provincial authorities will jointly report to the MOF, NDRC and NEA, and the MOF, NDRC and NEA has final review of such applications to decide whether to list in the Subsidy Catalog.

Development Funds of Renewable Energy

The Renewable Energy Law provides financial incentives, including national funding for the development of renewable energy projects.

Pursuant to the Interim Measures for the Administration of Designated Funds for the Development of Clean Energy issued by the MOF and effective on June 12, 2020, the MOF sets up designated funds to support the development and utilization of clean energy in accordance with the national fiscal budget.

According to the Implementing Measures for the Administration of Price of Renewable Energy and Cost Sharing Program and the Interim Measures for Adjustment to Additional On-grid Tariff for Renewable Energy issued by the NDRC, the gap between the FIT for solar power projects and the desulphurized coal benchmark electricity price is subsidized by collecting tariff surcharge from the electricity consumers within the service coverage of grid enterprises at or above provincial level.

Mandatory Purchase of Renewable Energy

The Renewable Energy Law, which was most recently revised by the Standing Committee of the NPC on December 26, 2009, imposes mandatory obligations on grid enterprises to purchase the full amount of on-grid electricity generated by approved renewable energy plants whose power generation projects meet the grid connection technical standards in the areas covered by the grid enterprises’ power grids. Grid enterprises must improve the power grid construction in order to better absorb electricity generated from renewable energy.

Pursuant to the Measures for the Supervision and the Administration of Purchase of Full Amount of Renewable Energy by Grid Companies issued by the SERC in July 2007, the SERC and its local branches supervise the purchase of the full amount of renewable energy by the grid enterprises. If the grid enterprises do not purchase the full volume of the electricity generated from the renewable energy due to the circumstances such as force majeure or any other circumstance endangering the safety and stability of the power grids, the grid enterprises must promptly notify the renewable energy power generation companies of the details in writing and also submit detailed facts to the competent local branches of the SERC.

The Several Opinions on Promoting the Healthy Development of PV Industry also requires the grid enterprises to ensure PV power generation projects’ timely connection to the power grid and purchase the full amount of electricity generated by the PV power generation projects.

On March 20, 2015, the NDRC and NEA issued the Guidance Opinion on Improvement of Electric Power Operation and Adjustment and Promotion of Full Utilization of Clean Energy that emphasizes that the competent provincial authorities must strengthen the implementation of the provisions with regard to the purchase of the full amount of electricity generated by renewable energy and avoid any curtailment of solar power projects. In addition, it also stated that electricity generated by clean energy is encouraged to be sold directly to the consumers in the regions where there is an ample supply of clean energy, and the relevant parities must coordinate the trans-provincial supply of electricity and power transmission capability, in order to maximize the utilization of clean energy. Local governments also announced their intentions to efficiently implement the system regarding the purchase of the full amount of renewable energy, such as the Inner Mongolian Autonomous Government.

On March 24, 2016, the NDRC issued the Measures for the Administration of Guaranteed Purchase of Full Amount of Renewable Energy, to strengthen the administration of, and provide details for, the implementation of the purchase of the full amount of renewable energy by the grid enterprises.

On May 10, 2019, NDRC and NEA jointly released Notice on Establishing a Mandatory Renewable Electricity Consumption Mechanism, pursuant to which, the government will set renewable electricity consumption quotas in electricity power consumption. The renewable consumption quotas will be determined at the provincial level and the provincial energy administrations will lead the implementation process.

Environmental Protection

The construction processes of the solar power projects may generate noise, waste water, gaseous emissions and other industrial wastes. Therefore, we are subject to a variety of government regulations related to the storage, use and disposal of hazardous materials and to the protection of the environment of the community. The major environmental regulations applicable to our business activities in the PRC include the Environmental Protection Law of the PRC, the Law on the Prevention and Control of Noise Pollution, the Law on the Prevention and Control of Air Pollution, the Law on the Prevention and Control of Water Pollution, the Law on the Prevention and Control of Solid Waste Pollution, the Environmental Impact Evaluation of Law, and the Regulations on the Administration of Environmental Protection in Construction Projects.

Foreign Investment in Solar Power Business

The principal regulation governing foreign ownership of solar power businesses in the PRC was the Foreign Investment Industrial Guidance Catalog. Under the most recent catalog, which was amended in 2017 and effective on July 28, 2017, the construction and operation of new energy power stations (including solar power, wind power, etc.) is classified as an “encouraged foreign investment.” Foreign-invested enterprises in the encouraged foreign investment industry might be entitled to certain preferential treatment, such as exemption from tariffs on equipment imported for their operations, after obtaining approval from the PRC government authorities.

On

March 15, 2019, the National People’s Congress adopted the Foreign Investment Law, or new FIL which became effective on January 1, 2020, and replaced the previous fragmented foreign investment regime: three separate foreign investment laws previously enacted, which are the Wholly Foreign-Owned Enterprises Law, the Chinese-Foreign Equity Joint Ventures Law, and the Chinese-Foreign Contractual Joint Ventures Law. On December 26, 2019, State Counsel of PRC issued Regulation on the Implementation of the Foreign Investment Law of PRC, or Implementation of new FIL, effective on January 1, 2020. The new FIL sets forth a few definitions and guiding principles vis-à-vis foreign investment. It defines “foreign investors” as any “natural person, enterprise, or other organization of a foreign country” and “foreign-invested enterprises” as any enterprise established under Chinese law that is wholly or partially invested by foreign investors. The new FIL further defines “foreign investment” as any foreign investor’s direct or indirect investment in mainland China, including (a) establishing FIEs either individually or jointly with other investors; (b) acquiring shares, equity, property shares, other similar rights and interests in Chinese domestic enterprises; (c) investing in new projects either individually or jointly with other investors; and (d) making investments through other means provided by laws, administrative regulations, or the State Council. In addition, pursuant to Foreign Investment Law, the existing foreign invested enterprises established prior to the effective date of the Foreign Investment Law may keep their corporate organization forms within five years after the effective date of the Foreign Investment Law before such existing foreign invested enterprise change their organization forms, organization structures, and their activities of foreign-invested enterprises in accordance with the PRC Company Law, the Partnership Enterprise Law and other laws. PRC Company Law was adopted by Standing Committee of the People’s Congress on December 29, 1993 and recently amended on December 29, 2023, to be effective on July 1, 2024. The new amendment of PRC Company law requires registered capital subscribed for by all the shareholders shall, according to the articles of association, be fully paid up by the shareholders within 5 years as of the date of establishment. The government authorities are working on rules for transition period regarding the existing companies. According to State Administration for Market Regulation Announcement on Seeking Public Comments for the Provisions of the State Council on Implementation of the Registration Administration System for Registered Capital under the PRC Company Law (Draft for Comment),  there will be a three-year transitional period from July 1, 2024 to June 30, 2027, and for limited liability company established before the effectiveness of the PRC Company Law, if the remaining term of capital contribution is less than five years as of July 1, 2027, the term of capital contribution is not required to be adjusted; if the remaining term of capital contribution exceeds five years, the remaining term of capital contribution shall be adjusted to be within five years during the transitional period. The new FIL also reaffirms that the State supports the policy of opening up and encourages foreign investment made by foreign investors in mainland China and implements policies in high level freedom and convenience in investment to build a market environment of stability, transparency, predictability, and fair competition. In addition, the State established pre-establishment national treatment plus negative list. National treatment means foreign investment will be treated no less favorably than domestic investment during the investment access stage unless otherwise stipulated under negative list which impose special administrative measures in foreign investment access. The negative list will be approved or published by the State Council. The new FIL also sets out a list of policy measures for promoting foreign investment, such as equal treatment of foreign and domestic with respect to the application of business development policies, formulation of standards and application of compulsory standards, and government procurement. Furthermore, the new FIL lists protective measures and regulating provisions foreign investment. For example, in general foreign investors’ investments are not subject to governmental expropriation; forced technology transfer by administrative measures will be prohibited; the laws including the Company Law and the Partnership Enterprise will govern FIEs’ organizational forms, institutional frameworks and standard of conduct. The new FIL sets forth certain legal responsibilities. For example, if a foreign investor invests in a prohibited industry, it will be ordered to cease investment activities, restore the conditions that existed prior to the activities by, for instance, disposing of its shares or assets, and forfeiting any illegal proceeds. If a foreign investor investing in a restricted industry violates the conditions specified by the negative list, it will be ordered to make corrections to satisfy the conditions within a certain period. As a matching regulation to new FIL, the regulation highlights the promotion and protection of foreign investment and details measures to ensure the effective implementation of new FIL.

On June 23, 2020, the NDRC and the MOFCOM jointly issued the Special Administrative Measures for the Access of Foreign Investment (2020 Edition) (the “Negative List”), which came into force on July 23, 2019. In December 2021, the MOFCOM and the NDRC promulgated the Special Administrative Measures for Foreign Investment Access (2021 Version), which became effective on January 1, 2022. The 2021 version of the Negative list replaced the 2020 version of the Negative list. “Negative list” means a special administrative measure for access of foreign investment in specific fields as imposed by the PRC. Foreign investors are not allowed to invest in the forbidden investment as specified in the negative list. Foreign investors must comply with the special equity management requirements, senior management requirements and other restrictive access special management measures when making investments in the restricted investments as specified in the negative list. The Negative List provides that sectors that are not specified in the Negative List shall be subject to administration under the principle of treating domestic investments and foreign investments equally. The NDRC and the MOFCOM jointly also issued the Industrial Catalogue to Encourage Foreign Investment, or the Encourage Catalogue, which sets forth the industries and economic activities that foreign investment in China is encouraged to be engaged in. According to the Encouraged Catalogue amended on June 30, 2019 and subsequently amended on October 26, 2022, which became effective on January 1, 2023, the construction and operation of new energy power stations (including solar power, wind power, etc.) is within the scope of industries that encourage foreign investment.

Work Safety

The Work Safety Law of the PRC, which became effective on November 1, 2002 and was amended on August 31, 2014, is the principal law governing the supervision and administration of work safety for solar power projects. In accordance with the Measures for the Supervision and the Administration of Work Safety of Electricity Industry promulgated by the NDRC, which became effective on March 1, 2015, power plants are responsible for maintaining their safety operations in accordance with the relevant laws, regulations, rules and standards regarding the work safety. The NEA and its local branches supervise and administer the work safety of electricity industry at the national and local level. On April 20, 2015, the NEA and the State Administration of Work Safety jointly promulgated the Circular on Standardizing Safe Production Process for PV Generation Enterprises, which detailed the standards of production process for PV generation enterprises for work safety purpose.

Labor Laws and Social Insurance

Pursuant to the PRC Labor Law, which first took effect on January 1, 1995 and was most recently amended on December 29, 2019 (also the effective date), a written labor contract is required when an employment relationship is established between an employer and an employee. On June 29, 2007, the Standing Committee of the National People’s Congress, or the SCNPC, promulgated the Labor Contract Law, as amended on December 28, 2012 (effective as of July 1, 2013), which formalizes employees’ rights concerning employment contracts, overtime hours, layoffs and the role of trade unions and provides for specific standards and procedures for the termination of an employment contract. In addition, the Labor Contract Law requires the payment of a statutory severance payment upon the termination of an employment contract in most cases, including in cases of the expiration of a fixed-term employment contract. In addition, under the Regulations on Paid Annual Leave for Employees and its implementation rules, which became effective on January 1, 2008 and on September 18, 2008 respectively, employees are entitled to a paid vacation ranging from 5 to 15 days, depending on their length of service and to enjoy compensation of three times their regular salaries for each such vacation day in case such vacation days are deprived by employers, unless the employees waive such vacation days in writing. Although we are currently in compliance with the relevant legal requirements for terminating employment contracts with employees in our business operation, in the event that we decide to lay off a large number of employees or otherwise change its employment or labor practices, provisions of the Labor Contract Law may limit its ability to effect these changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations.

Enterprises in China are required by PRC laws and regulations to participate in certain employee benefit plans, including social insurance funds, namely a pension plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan, a maternity insurance plan and a housing provident fund, and contribute to the plans or funds in amounts equal to certain percentages of salaries, including bonuses and allowances, of the employees as specified by the local government from time to time at locations where they operate their businesses or where they are located. According to the Social Insurance Law, without force majeure reasons, employers must not suspend or reduce their payment of social insurance for employees, otherwise the employer may be ordered to pay the required contributions within a stipulated deadline and be subject to a late fee of 0.05% of the amount overdue per day from the original due date by the relevant authority. If the employer still fails to rectify the failure to make social insurance contributions within such stipulated deadline, it may be subject to a fine ranging from one to three times the amount overdue. According to Regulations on Management of Housing Fund, employers must not suspend or reduce the payment of house provident funds for their employees. Under the circumstances where financial difficulties do exist due to which an employer is unable to pay or pay up house provident funds, permission of labor union of the employer and approval of the local house provident funds commission must first be obtained before the employer can suspend or reduce their payment of house provident funds. An enterprise that fails to make housing fund contributions may be ordered to rectify the noncompliance and pay the required contributions within a stipulated deadline; otherwise, a fine of over RMB 10,000 and up to RMB 50,000 may be imposed on the employer, and an application may be made to a local court for compulsory enforcement.

Taxation

PRC Enterprise Income Tax

The PRC enterprise income tax is calculated based on the taxable income determined under PRC laws and accounting standards. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, which became effective on January 1, 2008 and was later amended on February 24, 2017 and December 29, 2018. On December 6, 2007, the State Council promulgated the Implementation Rules to the PRC Enterprise Income Tax Law, or the Implementation Rules, which also became effective on January 1, 2008. On December 26, 2007, the State Council issued the Notice on Implementation of Enterprise Income Tax Transition Preferential Policy under the PRC Enterprise Income Tax Law, or the Transition Preferential Policy Circular, which became effective simultaneously with the PRC Enterprise Income Tax Law. The PRC Enterprise Income Tax Law imposes a uniform enterprise income tax rate of 25% on all domestic enterprises, including foreign-invested enterprises unless they qualify for certain exceptions, and terminates most of the tax exemptions, reductions and preferential treatments available under previous tax laws and regulations.

Moreover, under the PRC Enterprise Income Tax Law, enterprises organized under the laws of jurisdictions outside China with their “de facto management bodies” located within China may be considered PRC resident enterprises and therefore subject to PRC enterprise income tax at the rate of 25% on their worldwide income. The Implementation Rules define the term “de facto management body” as the management body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In addition, the Circular Related to Relevant Issues on the Identification of a Chinese holding Company Incorporated Overseas as a Residential Enterprise under the Criterion of De Facto Management Bodies Recognizing issued by the State Administration of Taxation (Circular 82) promulgated by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function mainly in China; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies in China; (iii) its major assets, accounting books, company seals and minutes and files of its board and shareholders’ meetings are located or kept in China; and (iv) at least half of the enterprise’s directors or senior management with voting rights reside in China. Although the circular only applies to offshore enterprises controlled by PRC enterprises and not those controlled by PRC individuals or foreigners, the determining criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

PRC VAT and Business Tax

Pursuant to the Interim Regulation of the People’s Republic of China on Value-Added Tax (the “VAT Regulation”), which was amended on November 10, 2008, February 6, 2016 and November 19, 2017 and its implementation rules, any entity or individual engaged in the sales of goods, provision of specified services and importation of goods into China is generally required to pay a VAT, at the rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by such entity.

Pursuant to the PRC Provisional Regulations on Business Tax, which was eliminated on November 9, 2017, taxpayers falling under the category of service industry in China are required to pay a business tax at a normal tax rate of 5% of their revenues. In November 2011, the MOF and the State Administration of Taxation promulgated the Pilot Plan for Imposition of Value-Added Tax to Replace Business Tax. Pursuant to this plan and relevant notices, from January 1, 2012, the value-added tax has been imposed to replace the business tax in the transport and shipping industry and some of the modern service industries in certain pilot regions, of which Shanghai is the first one. A VAT rate of 6% applies to revenue derived from the provision of some modern services.

On December 12, 2013, the MOF and SAT issued Notice of the Ministry of Finance and the State Administration of Taxation on Including the Railway Transportation and Postal Industries in the Pilot Program of Replacing Business Tax with Value-Added Tax (2013 Amendment), which was most recently amended in May 2016, along with Pilot Implemental Rules of Replacing Business Tax with VAT, which was effective on January 1, 2014 and was most recently revised on March 23, 2016 (“Pilot Rules”). Pursuant to the Pilot Rules, the entity and individual who provide service in transportation, postal and other modern service industrial shall be obligated to pay VAT. Taxpayers who provide taxable service shall pay VAT instead of the Business Tax. The tax rate for provision of modern service industry (exclusive of leasing of tangible chattel) is 6%.

In March 2016, the MOF and the SAT jointly issued the Circular on the Pilot Program for Overall Implementation of the Collection of Value Added Tax Instead of Business Tax, or Circular 36, which took effect in May 2016. Pursuant to the Circular 36, all of the companies operating in construction, real estate, finance, modern service or other sectors which were required to pay business tax are required to pay VAT, in lieu of business tax. In November 2017, PRC State Counsel issued the amendment to Interim Regulations of PRC Value Added Taxes, or the VAT Regulation, pursuant to which entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the PRC are taxpayers of VAT, and shall pay VAT. The tax rate for VAT shall be, among others, (1) 17% for taxpayers engaged in sale of goods, services, lease of tangible movables or importation of goods, unless otherwise stipulated in VAT Regulation; (2) 11% for taxpayers engaged in sale of transportation, postal, basic telecommunications, construction, lease of immovables, sale of immovable, transfer of land use rights, sale or importation of certain types of goods; (3) 6% for taxpayers engaged in sale of services and intangible assets, unless otherwise stipulated in VAT Regulation. Pursuant to the Circular of the Ministry of Finance and the State Administration of Taxation on Adjusting Value-added Tax Rates promulgated on April 4, 2018 and effective on May 1, 2018, by the Ministry of Finance and State Administration of Taxation, where a taxpayer engages in a taxable sales activity for the value-added tax purpose or imports goods, the previous applicable 17% and 11% tax rates are adjusted to 16% and 10%, respectively. Pursuant to Announcement on Policies for Deepening the VAT Reform issued by the PRC Ministry of Finance, PRC State Taxation Administration and the General Administration of Customs on May 20, 2019 and effective on April 1, 2019, the previous rate of 16% or 10% are adjusted to be 13% or 9%, respectively, for taxpayer’s general sale activities or imports.

Dividend Withholding Tax

Pursuant to the PRC Enterprise Income Tax Law and the Implementation Rules, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise in China to its foreign investors are subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

Foreign Currency Exchange

Foreign currency exchange regulation in the PRC is primarily governed by the Regulations on the Administration of Foreign Exchange, most recently revised by the State Council on August 5, 2008, Notice on Further Simplifying and Improving Policies of Foreign Exchange Administration Regarding Direct Investment issued by SAFE on February 13, 2015, and the Provisions on the Administration of Settlement, Sale and Payment of Foreign Exchange promulgated by People’s Bank of China on June 20, 1996. Currently, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions. Conversion of RMB for most capital account items, such as direct investment, security investment and repatriation of investment, however, is still subject to registration with the SAFE. Foreign-invested enterprises may buy, sell and remit foreign currencies at financial institutions engaged in foreign currency settlement and sale after providing valid commercial documents and, in the case of most capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign enterprises are also subject to limitations, which include approvals by the NDRC, the Ministry of Construction, and registration with the SAFE.

In August 2008, the SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or the SAFE Circular No. 142, regulating the conversion by a foreign invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. Pursuant to the SAFE Circular No. 142, the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, the SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without the SAFE’s approval, and such RMB capital may not in any case be used to repay RMB-denominated loans if the proceeds of such loans have not been used. Violations may result in severe monetary or other penalties. Furthermore, on March 30, 2015, the SAFE issued the Circular on Reforming the Administration Approach Regarding the Foreign Exchange Capital Settlement of Foreign-invested Enterprises, or SAFE Circular No. 19, which became effective on June 1, 2015 and replaced Circular 142. SAFE Circular No. 19 provides that, the conversion from foreign currency registered capital of foreign-invested enterprises into the Renminbi capital may be at foreign-invested enterprises’ discretion, which means that the foreign currency registered capital of foreign-invested enterprises for which the rights and interests of monetary contribution has been confirmed by the local foreign exchange bureau (or the book-entry of monetary contribution has been registered) can be settled at the banks based on the actual operational needs of the enterprises. However, SAFE Circular No. 19 does not materially change the restrictions on the use of foreign currency registered capital of foreign-invested enterprises. For instance, it still prohibits foreign-invested enterprises from, among other things, spending RMB capital converted from its foreign currency registered capital on expenditures beyond its business scope.

In February 2012, the SAFE promulgated the Notice on the Administration of Foreign Exchange Matters for Domestic Individuals Participating in the Stock Incentive Plans of Overseas Listed Companies, or the Stock Option Notice. Under the Stock Option Notice, domestic individuals who participate in equity incentive plans of an overseas listed company are required, through a PRC agent or PRC subsidiary of such listed company, to register with SAFE and complete certain other bank and reporting procedures. The Stock Option Notice simplifies the requirements and procedures for the registration of stock incentive plan participants, especially in respect of the required application documents and the absence of strict requirements on offshore and onshore custodian banks.

The Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment issued by the SAFE on November 19, 2012 and amended on May 4, 2015 substantially amends and simplifies the foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts (e.g. pre-establishment expense accounts, foreign exchange capital accounts, guarantee accounts), the reinvestment of lawful incomes derived by foreign investors in the PRC (e.g. profit, proceeds of equity transfer, capital reduction, liquidation and early repatriation of investment), and purchase and remittance of foreign exchange as a result of capital reduction, liquidation, early repatriation or share transfer in a foreign-invested enterprise no longer require the SAFE’s approval, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible before. In addition, the SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by the SAFE or its local branches over direct investment by foreign investors in the PRC must be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by the SAFE and its branches.

On February 13, 2015, the SAFE promulgated the Circular on Further Simplification and Improvement of Foreign Currency Administration Policies on Direct Investment, which became effective on June 1, 2015. This circular aims to further remove or simplify the approval requirements of SAFE upon the direct investment by foreign investors.

Dividend Distribution

The principal regulations governing dividend distributions of wholly foreign-owned enterprises include:

•	the Company Law (2023 Revision) which will take effect on July 1, 2024;

•	the Foreign Investment Law

•	the Regulations on the Implementation of Foreign Investment Law

Under these regulations, wholly foreign-owned enterprises in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations.  In addition, each of our wholly foreign-owned enterprises is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital.

Regulations Relating to Internet Information Security and Privacy Protection

Internet information in China is regulated from a national security standpoint. The National People’s Congress, or the NPC, enacted the Decisions on Preserving Internet Security in December 2000, as amended in August 2009, which subject violators to potential criminal punishment in China for any attempt to: (i) gain improper entry into a computer or system of strategic importance; (ii) disseminate politically disruptive information; (iii) leak state secrets; (iv) spread false commercial information; or (v) infringe intellectual property rights. The Ministry of Public Security of the PRC, or the MPS, has promulgated measures that prohibit use of the internet in ways which, among other things, result in a leak of state secrets or a spread of socially destabilizing content. If an internet information service provider violates these measures, the MPS and its local branches may revoke its operating license and shut down its websites.

The Standing Committee of China’s National People’s Congress passed the Cybersecurity Law (the “CSL”), China’s first cybersecurity law, in November 2016, which took effect in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements for cybersecurity and data protection, and any individual or organization using the network must comply with the PRC constitution and applicable laws, follow the public order and respect social moralities, and must not endanger cyber security, or engage in activities by making use of the network that endanger the national security, honor and interests, or infringe on the fame, privacy, intellectual property and other legitimate rights and interests of others. Usually, a network is broadly defined and includes, but is not limited to, the Internet. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. The costs of compliance with, and other burdens imposed by, CSL may limit the use and adoption of our products and services and could have an adverse impact on our business.

On July 10, 2021, CAC published the Cybersecurity Review Measures (Revised Draft for Public Comments), or the “Review Measures (Draft)”, and on December 28, 2021, the CAC and other ministries and commissions jointly promulgated the Cybersecurity Review Measures, which came into effect on February 15, 2022, targeting to further restate and expand the applicable scope of the cybersecurity review. Pursuant to the Cybersecurity Review Measures, Critical Information Infrastructure Operators (“CIIO”) that intend to purchase Internet products and services and online platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review. Cybersecurity Review Measures further stipulate that if a network platform operator possesses the personal information of more than one million users and intends to list in a foreign country, it shall apply to CAC for cybersecurity review. Because our PRC subsidiaries do not deal with the public and do not possess personal data of at least 1,000,000 users, we do not believe that we are required to apply for review by the Cybersecurity Review Office. In the event that, in the future, we possess such data or if the requirements for review are changed, we may be required to obtain such approval, the failure of which could affect our ability to have our common stock traded on Nasdaq.

PRC Civil Code passed by China’s National People’s Congress on May 22, 2020, effective on January 1, 2021, also stipulates that the personal information of a natural person shall be protected by the law. Furthermore, the Data Security Law of the PRC was published on June 10, 2021 by the National People’s Congress and came into effect on September 1, 2021. Such law consists of seven chapters, namely General Provisions, Data Security and Development, Data Security System, Data Security Protection Obligation, Security and Openness of Government Data, Legal Liability and Supplementary Provisions. However, the relationship between the Data Security Law of the PRC and the implemented National Security Law of the PRC, the Cyber Security Law of the PRC, PRC Civil Code, the Confidentiality Law of the PRC and the ongoing Personal Information Protection Law of the PRC needs to be carefully clarified.

Qualification of Construction Enterprise

According to the Construction Law of the PRC issued by the Standing Committee of the National People’s Congress on November 1, 1997, effective on March 1, 1998, and as amended on April 22, 2011 and most recently on April 23, 2019 (effective on the same day), building construction enterprises, survey enterprises, design enterprises and construction supervision enterprises that engage in construction activities shall meet the following conditions: (1) having registered capital conforming to state provisions; (2) having specialized technical personnel with legally required qualifications who are commensurate with the construction activities being engaged in; (3) having technical equipment for engaging in related construction activities; and (4) other conditions as may be prescribed by laws and administrative regulations. In addition, building construction enterprises, survey enterprises, design enterprises and project supervision enterprises that engage in construction activities shall be classified into different grades of qualifications in accordance with their registered capital, specialized technical personnel, technical equipment in their possession and previous performance in construction projects completed, and may engage in construction activities within the scope permitted under their respective qualifications only after acquirement of the corresponding grade of qualification certificates upon passing qualification examination. Under circumstances where a construction enterprise undertakes projects out of the scope permitted under its level of qualification, the relevant governing authorities will have the power to demand such enterprise to cease its illegal conduct and impose on such enterprise administrative penalties which include fines, suspension of operation for rectification, lowering its grade of qualification, revocation of qualification certificates and confiscation of illegal income.

Pursuant to the Administration Rules Regarding Qualification of Construction Enterprise issued by the Ministry of Housing and Urban-Rural Development of the PRC on September 13, 2016, which was most recently modified by the Decisions of the Ministry of Housing and Urban-Rural Development on the Modification of the Administration Rules Regarding Qualification of Construction Enterprise and Other Regulations on December 22, 2018 (effective on the same day), a construction enterprise may conduct its construction business after the receipt of a qualification which is classified into three categories, named as General Construction Contractor Qualification, Professional Contractor Qualification, and Construction Labor Service Qualification, with each category having several grades. In addition, construction enterprises must maintain their assets, major personnel, technical equipment, etc., at the level required by their respective grades of construction qualifications, otherwise, the relevant local authorities will have the power to demand the enterprises to rectify within a prescribed time limit, the longest of which shall not exceed three months. During the period in which the enterprises are rectifying in regard to its qualifications, the enterprises cannot apply to upgrade their construction qualifications or add items into their current construction qualifications and cannot undertake new construction projects. Provided that the enterprises have failed to rectify to reach the standards of their construction qualifications within the prescribed time limit, the authorities which grant such enterprises the qualifications will have the power to revoke the qualification certificates.

Regulations on Overseas Listing

On December 24, 2021, the CSRC issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administration Provisions”), and the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Measures”).

The Administration Provisions and Measures for overseas listings lay out requirements for filing documents and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation. Domestic companies seeking to list abroad must carry out relevant security screening procedures if their businesses involve such supervision. Companies endangering national security are among those off-limits for overseas listings.

In August 2006, six PRC regulatory agencies jointly adopted the Provisions on the Merger and Acquisition of Domestic Enterprises by Foreign Investors, or the M&A Rule. As amended in 2009, this rule requires that, if an overseas company established or controlled by PRC domestic companies or citizens intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC domestic companies or citizens, such acquisition must be submitted to the Ministry of Commerce, rather than local regulators, for approval. In addition, this regulation requires that an overseas company controlled directly or indirectly by PRC companies or citizens and holding equity interests of PRC domestic companies needs to obtain the approval of the CSRC prior to listing its securities on an overseas stock exchange.

While the application of the M&A Rule remains unclear, based on our understanding of current PRC laws, regulations, and the Provisions on Indirect Issuance of Securities Overseas by a Domestic Enterprise or Overseas Listing of Its Securities for Trading announced by the CSRC on September 21, 2006 (effective the same day), we believe it is not applicable to us since we are not an overseas company controlled by PRC domestic companies or natural persons.

On December 24, 2021, the China Securities Regulatory Commission, or the CSRC, issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administration Provisions”), and the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies.   On February 17, 2023, the CSRC released the “Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies” (the “Trial Measures”) and five supporting guidelines. The new regulations require PRC companies that are listed or in the process of being listed on foreign exchanges (“PRC Companies”) to make certain filings with the CSRC. The new regulations authorize the CSRC to review such fillings, penalize relevant PRC Companies or people in charge, or report to overseas securities regulatory institutions in case of violation of the Trial Measures, in order to ensure PRC Companies are in compliance with PRC regulations and policies. The new regulations became effective on March 31, 2023.  Failure to file as required could subject us or our controlling stockholders to fines and penalties, which may be significant.  As of the date of this annual report, the CSRC has not published any additional supplemental regulations or guidelines as to PRC Companies.  Based on our audited financial statements for 2023, which show that a majority of our income is derived from our United States operations and a majority of our assets are located in the United States and the fact that our management is located in the United States, we believe that we are not an issuer that is required to make a filing with the CSRC, and, accordingly, we did not make such a filing in connection with our initial public offering in February 2024.  In the event that the CSRC disagrees with this opinion, we and our controlling stockholders may be subject to fines and penalties, which may be significant.

If, conversely, it is determined that CSRC approval was required for our initial public offering, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to seek CSRC approval for our initial public offering. These sanctions may include fines and penalties on our operations in the PRC, delays or restrictions on the repatriation into the PRC of the proceeds from our initial public offering, restrictions on or prohibition of the payments or remittance of dividends by our PRC subsidiaries, or other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.  If we determine to raise funds in a subsequent public offering, we will need to determine whether a filing with the CSRC is required in order for us to complete the offering.

Regulations on Stock Incentive Plans

On December 25, 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, setting forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. Additionally, individuals shall not evade foreign exchange supervisions by partitioning the intended amount of foreign exchange into separate transactions.

On February 15, 2012, SAFE issued the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or the Stock Incentive Plan Rules. The purpose of the Stock Incentive Plan Rules is to regulate foreign exchange administration of PRC domestic individuals who participate in employee stock holding plans and stock option plans of overseas listed companies. According to the Stock Incentive Plan Rules, if PRC “domestic individuals” (both PRC residents and non-PRC residents who reside in China for a continuous period of not less than one year, excluding the foreign diplomatic personnel and representatives of international organizations) that participate in any stock incentive plan of an overseas listed company, a PRC domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, shall, among others things, file, on behalf of such individual, an application with SAFE to conduct the SAFE registration with respect to such stock incentive plan, and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with stock holding or stock option exercises. In addition, the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles promulgated by SAFE in July 2014 (SAFE Circular No. 37) also provides certain requirements and procedures for foreign exchange registration in relation to an equity incentive plan of a special purpose vehicle before listing. In this regard, if a non-listed special purpose vehicle grants equity incentives to its directors, supervisors, senior officers and employees in its domestic subsidiaries, the relevant domestic individual residents may register with SAFE before exercising their rights.

The Stock Incentive Plan Rules and SAFE Circular 37 were promulgated only recently and many issues require further interpretation. Although, based on advice of AllBright Law offices, our PRC counsel, we do not believe that we are subject to these rules, we cannot assure you that SAFE will not come to a different conclusion. If we are subject to these rules and we or our PRC employees fail to comply with the Stock Incentive Plan Rules, we and our PRC employees may be subject to fines and other legal sanctions. In addition, the General Administration of Taxation has issued several circulars concerning employee stock options, and, under these circulars, our employees working in China who exercise stock options would be subject to PRC individual income tax. Our PRC subsidiary would have obligations to file documents related to employee stock options with relevant tax authorities and withhold individual income taxes of those employees who exercise their stock options. If our employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorities or other PRC government authorities.

Employees

On March 31, 2024, we had 79 employees in the United States, of which five were executives, 30 were in sales and marketing, 32 were in operations and installation and 12 were in accounting and administrative, and we had eight employees in China, of which two were executives, and six were in accounting and administrative. None of our employees are represented by a labor union. We consider our employee relations to be good. We have agreements with a professional employer organization, Insperity PEO Services, L.P., under which the professional employer organization administers our human resources, payroll and employee benefits functions for our United States employees, who are co-employed by us or one of our subsidiaries and Insperity. On July 1, 2021, we began a 401(k) plan through Insperity PEO Services, L.P.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes before making a decision to invest in our common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks actually occurs, the trading price of our common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business

We have sustained losses since our organization, our financial statements have a going concern footnote and we cannot assure you that we can or will operate profitably.

Although we reported net income of approximately $0.4 million for the year ended December 31, 2023, we had a net loss of approximately $6.9 million for the year ended December 31, 2022 and our financial statements for the year ended December 31, 2023 have a going concern footnote. The losses in the year ended December 31, 2022 resulted primarily from losses in the United States segment, and the loss for the year ended December 31, 2022 reflects the write-off of approximately $3.4 million of capitalized merger costs and loans made by us in connection with our proposed merger with Alberton Acquisition Corporation. We also incurred losses in prior years, and we cannot assure you that our net income for 2023 is not an aberration and that we will not incur future losses.  We cannot assure you that we will operate profitably. We did not generate any revenue from our China segment for 2023 and 2022, and we have not generated any revenue from our China segment during 2024 through the date of this annual report, and we cannot assure you that we will generate any revenue from our China segment in the future.  Substantially all the revenues from the China segment for the years ended December 31, 2021 were generated from projects with SPIC.   Although we are engaged in negotiations with SPIC for agreements, we cannot assure you that we will be successful in these efforts or that any contract we may enter into will be profitable.  Revenues from the United States operations increased to approximately $54.1 million for the year ended December 31, 2023 from $44.7 million for the year ended December 31, 2022. We will need to increase our revenue and reduce our costs of our operations in both the United States and China in order for us to operate profitably on an ongoing basis. We cannot assure you that we will be able to operate profitably or achieve positive cash flows from operations in the future, and the failure to do so may impair our ability to continue in business.

Although we generated positive cash flow from operations for the year ended December 31, 2023, we had negative cash flow from operations in prior years, and, if we don’t generate positive cash flow from operations for the year ended December 31, 2024, we may need to use a portion of the proceeds of our initial public offering to meet our liquidity needs.

Although we had positive cash flow from operations of approximately $3.6 million for the year ended December 31, 2023, we incurred negative cash flow from operations of approximately $2.0 million for the year ended December 31, 2022 and negative cash flow from operations in prior years.  We expect negative cash flow from operations in the future, and we cannot assure you that we can or will generate a positive cash flow from operations.  If we cannot generate positive cash  flow from operations, we may need to use a portion of the proceeds of our initial public offering to meet our liquidity needs.

Because almost all of our revenue in China since we commenced operations in China was derived from two customers, one of which is a related party which has not been a customer since the first half of 2019 and the other is SPIC, a state-owned enterprise, our inability to develop new business in China could impair our ability to continue our China operations.

Since the second half of 2019, our business in China consisted of EPC services pursuant to agreements with SPIC, which is a large state-owned enterprise under the administration of the Chinese government that holds a range of energy assets. Substantially all of our China revenues for the years ended December 31, 2021 and 2020 were generated from four projects for SPIC. The revenue from our contracts with SPIC includes, for 2021, revenue from the EPC services performed on one of the four projects begun in 2020 and completed in 2021 for approximately $7.8 million, or 21% of total revenues, and, for 2020, revenue from the EPC services performed on the four projects of approximately $96.1 million, or 73% of total revenue.  Prior to the second half of 2019, most of our revenue from our China segment was generated from subsidiaries or affiliates of Changzhou Almaden Co., Ltd., which is a related party that we refer to in this annual report as AMD. Revenue from AMD accounted for 96% of the revenue of our China and 11% of our consolidated revenue for the year ended December 31, 2019. We did not generate any revenue from AMD and its subsidiaries and affiliates subsequent to 2019. We did not generate any revenue from our China segment during the 2022, 2023 or 2024 through the date of this annual report.  Although we are engaged in negotiations with SPIC with respect to potential contracts, as of the date of this annual report, we do not have any agreements or projects with SPIC or any other party for our China segment, and we can give no assurance that we will enter into additional agreements with SPIC or other parties or that any contract we enter into will be profitable. Our inability to increase our customer base may impair our ability to grow and operate profitably following completion of the offering. Further, our current dependence on a state-owned enterprise for our business could materially impair our ability to operate profitably in China, and the willingness of non-related parties to enter into agreement with us and the terms of such agreements may be impacted by the trade relationship between the United States and China. In dealing with SPIC, we may be subject to government policies relating to such factors as the terms on which we sell the project and SPIC’s procurement policies. As a state-owned enterprise, SPIC may favor Chinese companies over subsidiaries of a United States company. We cannot assure you that we will be able to continue to sell solar farm projects to SPIC or that it will be able to generate an acceptable gross margin on this work. If we are unable to generate revenue from SPIC on reasonable terms and if we fail to generate business in China from non-affiliated parties it may be necessary for us to discontinue our Chinese operations.

Pandemics and epidemics, natural disasters, war, terrorist activities, political unrest, and other outbreaks could disrupt our delivery and operations, which could materially and adversely affect our business, financial condition, and results of operations.

Global pandemics, epidemics in China or elsewhere in the world, or fear of spread of contagious diseases, such as Ebola virus disease (EVD), coronavirus disease 2019 (COVID-19), Middle East respiratory syndrome (MERS), severe acute respiratory syndrome (SARS), H1N1 flu, H7N9 flu, avian flu and monkeypox, as well as hurricanes, earthquakes, tsunamis, or other natural disasters could disrupt our business operations, reduce or restrict our operations and services, incur significant costs to protect our employees and facilities, or result in regional or global economic distress, which may materially and adversely affect our business, financial condition, and results of operations. Actual or threatened war, terrorist activities, political unrest, civil strife, including the Russian invasion of Ukraine and the war between Israel and Hamas or any other hostilities in the Middle East and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. Any one or more of these events may impede our operation and delivery efforts and adversely affect our sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations.

Our business may be affected by the COVID-19 pandemic and the steps taken by the government in China to address the pandemic.

The United States Center for Disease Control announced that the COVID-19 public health emergency ended in May 2023, with the result that the COVID restrictions in the United States are no longer in effect and restrictions have been terminated worldwide. We believe our United States operations are not, and have not since mid-2022 been, materially affected by COVID.  However, the effects of China’s zero tolerance policy with respect to COVID-19, which is no longer in effect, has impaired our ability to negotiate both new contracts with and payment schedules with SPIC, a state-owned entity which has been the only customer for our China segment since 2020, with the result that we have no pending agreement with SPIC and we are continuing to negotiate payment of outstanding receivables from SPIC.

We have relied on loans through the United States government’s EB-5 program, which loans need to be refinanced when they become due, and we cannot assure you that the limited partners will accept our proposed terms of the refinancing or that we may need to use a substantial portion of the proceeds of our initial public offering to pay the loans.

Two of our subsidiaries borrowed a total of $55.5 million from Clean Energy Funding (“CEF”) and Clean Energy Funding II (“CEF II”), who are related parties. CEF and CEF II are limited partnerships of which the general partner is a limited liability company owned and managed by two of our directors, one of whom is the chief executive officer, and a former executive officer/director. The funding was made pursuant to the United States government’s EB-5 program, and the lenders made loans from the proceeds of capital contributions of the limited partners who made their investment as part of the EB-5 program. Under this program, which is administered by the United States Customs and Immigration Service, entrepreneurs (and their spouses and unmarried children under 21) are eligible to apply for a green card (permanent residence) if they make the necessary investment in a commercial enterprise in the United States and plan to create or preserve ten permanent full-time jobs for qualified United States workers. We are a commercial enterprise that creates permanent full-time jobs in the United States. The loans are secured and are payable 48 months from the date of the advance and may be extended by the lender as may be necessary to meet applicable USCIS immigrant investor visa requirements, which is the date when the final step of the EB-5 visa process is completed and the immigrant investors, who are the limited partners of the lender, can become lawful permanent residents of the United States. The initial four-year term of all of the loans has expired and the loans are on extension until the limited partners have met the USCIS requirements. As the loans matured, we offered the limited partners, in lieu of the payment by the limited partnership of their capital contributions, a convertible note in the principal amount equal to their capital contributions to the partnerships, with a term of five years, with 20% of the principal amount being due on each of the first, second, third fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to the lenders. As of March 31, 2024, notes to CEF and CEF II in the aggregate principal amount of $15.0 million were outstanding, and convertible notes in the principal amount of $36.5 million had been issued to former limited partners of CEF, of which principal payments of $19.75 million had been made on the anniversary of the respective dates of issuance, convertible notes in the principal amount of $2.5 million had been early redeemed for $1.77 million, and the outstanding principal amount of $14.25 million was outstanding. With respect to the outstanding notes to CEF and CEF II, limited partners who made investments of $2.5 million can currently demand repayment from the lender of their investment in the partnership which made the loans to us, which can trigger a payment obligation on our subsidiary’s part. Because the date on which the remaining limited partners can demand repayment of their capital account is dependent upon the approval of their petition for permanent residency, we cannot predict when or whether such petition will be approved. We cannot assure you that we will have or be able to obtain the funds to pay the EB-5 loans when they mature, and our inability to pay or refinance these loans could have a material adverse effect upon our business. To the extent that we are unable to refinance these obligations, we will use our available funds, including the net proceeds from our initial public offering for such purpose or it may be necessary to modify the terms of the convertible notes. If the limited partners who have the right to demand repayment of their capital accounts exercise their right, which can trigger the maturing of loans in the total principal amount of $2.5 million, the funds available from our initial public offering may not be sufficient to provide us with funds to pay such loans, and we can give have no assurance that we will be able to obtain funding from other sources or reasonable terms, if at all. We intend to offer the limited partners who funded the loans from CEF and CEF II convertible notes similar to the convertible notes we previously issued. We cannot assure you that the remaining limited partners or any significant number of the remaining limited partners will accept the note in lieu of cash repayment of their capital account or that we would not have to revise the terms of the notes in order to obtain the agreement of such limited partners to a refinancing. To the extent that we use the proceeds of our initial public offering to pay the loans, we will have less proceeds for the development and expansion of our business. Because we cannot predict when additional loans will become due or whether the limited partners will accept our proposed refinancing, it is possible that we may have to raise additional funds to pay these loans. Further, to the extent that other limited partners perceive that the terms on which we settle litigation are more favorable than the terms of the convertible note we propose to offer, they may not be willing to accept the convertible notes. The loans that can become due based on the approvals of petitions for permanent resident status which have been obtained, together with other loans which may become due may substantially exceed our available funds. As a result, if the limited partners do not accept a convertible note, we would need to obtain funding from other sources. We cannot assure you that other sources of financing will be available to us on reasonable, if any, terms. Further, to the extent that the limited partners accept our proposed refinancing, the subsequent sale of their common stock issued upon conversion of their convertible notes could have a material negative effect upon the market price of our common stock. Further, the market for and the market price of our common stock at the time we seek to obtain the agreement of the remaining limited partners to accept our convertible notes in lieu of cash payments of their capital accounts may affect the willingness of the limited partners to accept our convertible debt and the terms that they would accept. Further, if the limited partners accept convertible notes, the sale of the underlying shares or the market’s perception of the effect of the sale of such shares may have a material adverse effect upon the price of our common stock.

We will require significant funds in addition to the proceeds from our recent initial public offering if we are to restart our financing of solar energy systems in the United States and for any contracts which our China segment may enter into.

The solar energy systems market is cash intensive, particularly with respect to the financing of purchases by our United States customers and the construction of solar farm projects in China. Since early 2020, because we did not have the capital to support such operations, we suspended making loans to our solar customers.  We will require substantial additional funding to restart our financing activities, and we will not be able to restart our financing activities for solar installations in the United States until and unless we receive additional financing.

Although our contracts with our customers generally provide for progress payments, because of the amount and timing of the receipt of progress payments, we require project financing for our solar projects in China. Because our revenue and cash flow from our China segment can vary significantly from quarter to quarter, we may need significant funds in addition to our initial public offering to finance our China operations during periods when those operations do not have significant or any revenue or cash flow from operations. Although we have obtained project funding for our four past projects with SPIC, the funding is related to the specific project and is not available to us for working capital. The funds available to us from the proceeds of our initial public offering may not be sufficient to enable us to meet our requirements to develop and expand our business in China and pay our current liabilities. Furthermore, if we need to raise additional funds, we cannot assure you as to the availability or terms of any financing. Any equity financing could result in dilution, which may be significant, to our stockholders. Further, to the extent that we have to rely on debt rather than equity, our profit from financing operations will be impacted and changes in interest rates may further reduce our margins on the loans. If we are not able to finance the sale of our systems, whether through loans to customers or leases with customers, our failure to sell our solar energy systems will adversely affect our revenues and the results of our operations. We require funds for our operations regardless of the proceeds from our initial public offering. To the extent that we require financing for our operations, including to finance our EB-5 loans, the failure to obtain necessary financing may impair our ability to continue in operations.

Our failure to control our costs could impair our financial results.

 Our cost of revenues and our operating expenses increased significantly both in U.S. dollars and as a percentage of revenues. Unless we are able to reduce both our cost of revenues and our operating costs, we will not be able to operate profitably. There are many factors beyond our control that may affect our costs, such as the price of components, cost of labor and the availability of warehouse and office space at reasonable rents as well as the effect of competition, and recently, inflation. Unless we are able to control our costs, we will not be able to operate profitably. We cannot assure you that we can or will ever operate profitably.

We require significant funds to pay our debt obligations, including obligations to management.

Our debt obligations at December 31, 2023 include $17.0 million in loans from related party limited partnerships which were funded by EB-5 investments, and $16.25 million on 4% convertible notes issued to former partners of the limited partnerships.  Further, to the extent that we use funds from the proceeds of our initial public offering to pay our debt obligations, we will not have funds available for other uses, including the development of our China segment or the re-introduction of our financing activities in the United States. In addition to our current debt, we owed our chief executive officers and our former executive vice president and one other former employee a total of  $1,275,000 in connection with our repurchase of their stock, and we owed our former executive vice president approximately $0.3 million pursuant to her severance agreement, all of which were due following completion of the initial public offering. Subsequent to the initial public offering, we paid $600,000 of the $1,275,000 owed in connection with our repurchase of stock to our former executive vice president and one other former employee. We also paid the balance owed to our former executive vice president pursuant to her severance agreement.  We agreed to pay our chief executive officer a total of $675,000 owed to him in connection with our repurchase of his stock in twelve equal monthly installments, commencing on February 27, 2025. Our inability to obtain any financing we require could materially impair our ability to develop our business and to operate profitably.

Changes in utility regulations and pricing could impair the market for our products.

The market for alternative energy products is affected by utility regulation and pricing policies. Changes in regulations or pricing could result in a significant reduction in the demand for solar products. Depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utility companies’ peak hour pricing policies affect the competitive nature of our systems. To the extent that we have to lower prices, the profitability of our systems could be impaired. In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services.

Changes in net metering regulations in California is likely to result in a reduced level of benefits, which is impairing the market for residential solar products.

Net metering is a billing mechanism that credits solar energy system owners for the electricity that they add to the electricity grid. If the owner of a solar system generates more electricity than it consumes, the excess electricity is sold back to the grid. California’s first net metering policy set a “cap” for the three investor-owned utility companies in the state: Pacific Gas & Electric (PG&E), San Diego Gas & Electric (SDG&E), and Southern California Edison (SCE). All three have reached their cap where total solar installations in each utility’s territory were capped at five percent of total peak electricity demand. The California Public Utilities Commission (CPUC) created the current program known as “Net Metering 2.0” (NEM 2.0) that extends California net metering. NEM 2.0 is slightly different from the first net metering policy. Under NEM 2.0, customers will still receive the retail credit for electricity produced but will be required to pay more in Non-Bypassable Charges. NEM 2.0 also requires new solar customers to pay a one-time Interconnection Application Fee, the amount of which is dependent upon the utility company. For systems under 1MW this fee is $132 for San Diego Gas & Electric, $145 for Pacific Gas& Electric, and $75 for Southern California Edison. NEM 2.0 customers are also required to use Time of Use (ToU) rates. The California Public Utilities Commission (CPUC) has adopted NEM 3.0 which establishes the successor to NEM 2.0 in California. NEM 3.0 features a 75% reduction in export rates (the value of excess electricity pushed onto the grid by solar systems), thereby reducing the overall savings and increasing the payback period of home solar installations. The changes under NEM 3.0 are likely to result in reduced benefits for most residential solar users and could alter the return on investment for solar customers.

To the extent that utility companies are not required to purchase excess electricity from owners of solar systems or are permitted to lower the amounts paid, the market for solar systems may be impaired. Because net metering can enable the solar system owner to further reduce the cost of electricity by selling excess electricity to the utility company, any elimination or reduction of this benefit would reduce the cost savings from solar energy. The recent changes in California’s net metering payments are reducing the market for residential solar installations to the extent that the installation of the homeowner’s decision to install a solar system is based on the benefits of the net metering structure, which has been modified to reduce the benefits to the home owner. We cannot assure you that net metering will not be eliminated or the benefits significantly reduced for future solar systems, which may dampen the market for solar energy or that our sales, particularly for residential units, will not be impaired.

Our business may be affected by increases in the price of solar energy products, including price increases resulting from the United States’ trade and tariff policies.

The declining cost of solar panels has been a key factor in the pricing of our solar energy systems, which, in turn affects the potential customer’s decision to use solar energy. With any stabilization or increase of solar panel and other component prices, our ability to market our solar energy systems could be impaired, which would affect our revenues and gross profit. The cost of solar panels and raw materials could increase in the future due to tariff penalties or other factors. The U.S. government has imposed tariffs on solar cells, solar panels and aluminum used in solar panels manufactured overseas. These tariffs have increased the price of solar panels containing foreign manufactured solar cells. At present, we purchase solar panels containing solar cells and panels manufactured overseas for our United States installations. While solar panels containing solar cells manufactured inside the United States are not subject to these tariffs, the prices of these solar panels are, and may continue to be, more expensive than panels produced using overseas solar cells, before giving effect to the tariff penalties and the tariff policies may result in an increase in prices of domestic products. If additional tariffs are imposed or other negotiated outcomes occur, our ability to purchase these products on competitive terms from those countries could be limited. Any of those events could impair our financial results if we incur the cost of trade penalties or purchase solar panels or other system components from alternative, higher-priced sources.

We may be subject to cybersecurity risks.

We face significant and persistent cybersecurity risks due to the need to protect both our business generally and any transaction which we are considering or with respect to which we are in negotiation, as well as the need to protect the confidentiality of information concerning our personnel and others with whom we conduct business. We face threats from bad actors who seek to disrupt our business as well as others who are engaging in malicious activities for profit, to make a political point or for no particular reason other than creating disruption. Disclosure of certain information as a result of a cybersecurity breach may result is a breach of privacy laws. The substantial level of harm that could occur to us and those with whom we conduct business were we to suffer impacts of a material cybersecurity incident requires us to maintain robust governance and oversight of these risks and to implement mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks.

While we have not, as of the date of this annual report, experienced a cybersecurity threat or incident, we cannot assure you that we will not experience such an incident in the future. Any cybersecurity incidents, whether or not successful, could result in our incurring additional costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, responding to regulatory inquiries or actions, paying damages or making payments to obtain access to our computer systems, or taking other remedial steps with respect to third parties. We cannot assure you that the steps we are taking will not be successful in preventing a cybersecurity breach, that we will not suffer cybersecurity breaches or that we will not incur significant expenses in seeking to deal with the consequences of any attempted or successful cybersecurity breaches or that, if we suffer a material cybersecurity breach that we will be able to continue in business following such breach.

We may be subject to liability if private information that we receive is not secure or if we violate privacy laws and regulations.

We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data security, cybersecurity and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous United States federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

In June 2018, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in 2020. Under the law, any California consumer has a right to demand to see all the information a company has saved on the consumer, as well as a full list of all the third parties that data is shared with. The consumer also has the right to request that a company delete the information it has on the consumer. The CCPA broadly defines “protected data.” The CCPA also has specific requirements for companies subject to the law. The CCPA provides for a private right of action for unauthorized access, theft or disclosure of personal information in certain situations, with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater. The CCPA also permits class action lawsuits.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. The costs of compliance with, and other burdens imposed by, CSL may limit the use and adoption of our products and services and could have an adverse impact on our business.

The European Union Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which came into effect in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Economic Area. The GDPR imposes significant penalties for non-compliance. Although we do not conduct any business in the European Economic Area, in the event that residents of the European Economic Area access our website and input protected information, we may become subject to provisions of the GDPR.

We are also subject to laws restricting disclosure of information relating to our employees. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, cybersecurity and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or our third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our business and operating results. Although we maintain cybersecurity insurance, we cannot assure you that this insurance will cover or satisfy any claim made against us or adequately cover any defense costs we may incur.

In addition, we are required to report security breaches and describe steps we are taking to address potential cybersecurity threats.

Our business would be impaired if we lose our licenses, if more stringent government regulations are enacted or if we fail to comply with the growing number of regulations pertaining to solar energy and consumer financing industries.

Our business is subject to numerous federal and state laws and regulations. The installation of solar energy systems performed by us is subject to oversight and regulation under local ordinances, building, zoning and fire codes, environmental protection regulation, utility interconnection requirements, and other rules and regulations. If we engage in financing transactions through SolarMax Financial, we will be subject to numerous consumer credit and financing regulations. The consumer protection laws, among other things:

•	require us to obtain and maintain licenses and qualifications;

•	limit certain interest rates, fees and other charges it is allowed to charge;

•	limit or prescribe certain terms of the loans to our customers; and

•	require specific disclosures and the use of special contract forms.

Our Chinese subsidiary ZHPV holds a construction enterprise qualification certificate for Level III of general contractor for power engineering constructor issued on December 18, 2022, which permits ZHPV to conduct business as a contractor in power engineering construction. The qualification expires on June 30, 2024. The failure of ZHPV to hold this certificate would impair our ability both to negotiate contracts and to perform our obligations under any contracts we may have with customers. The number of laws affecting both aspects of our business continues to grow. We can give no assurances that we will properly and timely comply with all laws and regulations that may affect us. If we fail to comply with these laws and regulations, we may be subject to civil and criminal penalties. In addition, non-compliance with certain consumer disclosure requirements related to home solicitation sales and home improvement contract sales affords residential customers with a right to rescind such contracts in some jurisdictions, including California.

A material decrease in the retail price of electricity from the local utility company or from other sources would affect our ability to generate revenues.

We believe that a customer’s decision to buy a solar energy system from it is primarily driven by a desire to pay less for electricity. Decreases in the retail prices of electricity from utility companies or other renewable energy sources, which is not likely in the foreseeable future as a result of climbing energy prices, would impair our ability to offer competitive pricing which would, in turn, affect our ability both to generate revenue and to maintain gross margins. The price of electricity from utility companies could decrease as a result of such factors as a reduction in the price of oil or natural gas as a result of new drilling techniques or a relaxation of associated regulatory standards; the development of energy conservation technologies and public initiatives to reduce electricity consumption; the construction of a significant number of new power generation plants, including nuclear, natural gas or renewable energy technologies.

Changes in regulations relating to fossil fuel can impact the market for renewable energy, including solar.

The market for renewable energy in general and solar energy in particular is affected by regulations relating to the use of fossil fuel and the encouragement of renewable energy. To the extent that changes in regulations have the effect of reducing the cost of gas, oil and coal or encouraging the use of such fuels, the market for solar systems may be impaired.

A material decline in the price of electricity charged by the local utility company to commercial users may impair our ability to attract commercial customers.

Often large commercial customers pay less for energy from utility companies than residential customers. To the extent that utility companies offer commercial customers a lower rate for electricity, they may be less willing to switch to solar energy. Under such conditions, we may be unable to offer solar energy systems in commercial markets that produce electricity at rates that are competitive with the price of retail electricity they are able to obtain from the local utility company. In such event, we would be at a competitive disadvantage compared to the local utility company and may be unable to attract new commercial customers, which would impact our revenues.

Solar energy and other forms of renewable energy compete with other forms of energy and the attractiveness of solar energy reflects the cost of electricity from the local grid.

Solar energy competes with other all other forms of energy, including, particularly local utility companies, whose pricing structure effectively determines the market for solar energy. If consumers, whether residential or commercial, believe that they are paying and will continue to pay too much for electricity from a local utility company, they may consider other alternatives, including alternative providers of electricity from local utility companies as well as forms of renewable energy. If they are in a location where, because of the climate and geography, solar energy is a possibility, they may consider solar energy as an alternative, provided they are satisfied that they will receive a net savings in their cost of electricity and their system will provide them with a constant source of energy. Further, although some customers may purchase a solar energy system because of environmental considerations, we believe that the cost of electricity is the crucial factor that influences the decision of a user, particularly a commercial user, to elect to use solar energy.

Within the solar energy market, we face intense and increasing competition in the market of solar energy system providers, which exposes us to the risk of reduction of our market penetration and/or of our profit margins.

The solar energy system installation market is highly and increasingly competitive. The number of new solar energy installation businesses that have entered the industry in California has almost doubled since 2008 when we commenced business. We compete with major companies in the solar business, particularly in California, as well as a large number of small companies. The solar energy industry may continue to expand and possibly consolidate. We may continue to encounter increasing competition from larger companies that have greater resources than we and which would enjoy more economies of scale and greater name recognition than we have. Further, increasing competition may also lead to an excessive supply of solar energy installation services on the market which could continue to affect both our ability to generate revenue as well as our gross margin. To the extent that our ability to provide financing to our customers is an important element in selling our systems, we will compete with both other solar companies that provide financing and with banks, leasing companies and other businesses that seek to offer financing alternatives to purchasers of solar systems.  Since early 2020, because we did not have the capital to support such operations, we suspended making loans to our solar customers.

The results of our operations may vary significantly from quarter to quarter.

In our experience in the United States, consumers generally, and residential customers in particular, express interest in a solar energy system during March and April, when they are preparing their tax returns, and in July and August, when they experience high electricity charges from the local utility company. Since the selling cycle is typically three to four months, we generally install systems two to three months after the contract date, and we recognize revenue using a cost-based input method that recognizes revenue as work is performed. If we cannot complete a sale to a customer when the customer expresses interest in a solar system, that potential customer may seek alternative sources. Factors which may cause our quarterly results to fluctuate include:

•	local weather and climate conditions and long-term projected climate developments, including the effects of wildfires, unusually heavy rain and floods in California and climate change generally, which may affect both our ability to enter into contracts for the installation of solar systems and our ability to complete the construction and installation in a timely manner;

•	expiration, initiation or reduction of tax and other rebates and utility incentives;

•	our revenue recognition policies, whereby significant work can be performed before we recognize revenue;

•	our ability to complete installations in a timely manner;

•	our ability to process applications for third-party financing;

•	our ability to expand our operations and the timing of any expansion;

•	changes in competitors’ pricing and financing policies and other changes in the competitive environment in the solar energy industry;

•	pricing policies of local electricity providers;

•	gas and oil prices; and

•	changes in customer demands for solar energy systems.

The results of our China operations may also vary significantly from quarter to quarter since revenue from our China operations is dependent upon both the timing of contracts and the timing of our work and the completion of our obligations on projects for which we have contracts. Changes in revenue and the results of operations from our China segment from quarter to quarter may have a negative effect on our net income and the market for and price of our common stock. The last year in which we generated revenue from our China segment was 2021, and all of our revenue in that year was generated in the second quarter.  We had no revenue from the China segment for 2022, 2023 and 2024 through the date of this annual report, and we have no contracts in place for us to perform any services in China.

Because we are dependent on our chief executive officer and the head of our China operations, the loss of their services and our failure to hire additional qualified key personnel could harm our business.

Our business is largely dependent upon the continued efforts of one of our founders and our chief executive officer, David Hsu. Our operations in China are dependent upon Mr. Hsu and Bin Lu, who is the head of our China operations. Although we have an employment agreement with Mr. Hsu, and SolarMax Technology (Shanghai) Co., Ltd. has an employment agreement with Mr. Lu, these agreements do not guarantee that Mr. Hsu or Mr. Lu will continue to work for us. The loss of Mr. Hsu could affect our ability to operate profitably in both the United States and China and, depending upon the nature of the termination of their relationship, could result in substantial severance payments which we may have difficulty in funding. The loss of Mr. Lu could have a material adverse effect upon our ability to develop and operate our business in China; however, if we are unable to develop significant business in China, we may be unable to retain Mr. Lu. Because our senior management is based in the United States, our failure to develop senior management personnel in China may strain our management resources and make it difficult for our corporate management to monitor both the China operations and United States operations efficiently. Our failure to have qualified executive personnel in China who can operate in accordance with and implement our business plan and who understand and can comply with applicable United States and Chinese laws and regulations may impair our ability to generate revenue and operating income from the China segment, which could impair our overall operations and financial condition.

In order to develop our business, we need to identify, hire and retain qualified sales, installation and other personnel in both the United States and China.

To develop our business, we need to hire, train, deploy, manage and retain a substantial number of skilled employees, including sales, installation and other employees and marketing and, if we engage in financing activities, lending personnel for these activities. Identifying, recruiting and training qualified personnel requires significant time, expense and attention. If we are unable to hire, develop and retain qualified personnel or if our personnel are unable to achieve the desired level of productivity for a reasonable period of time, we may have difficulty in developing our business. Competition for qualified personnel in the solar industry is increasing, particularly for skilled installers and other personnel involved in the installation of solar energy systems. We also compete with the homebuilding and construction industries for skilled labor. As these industries recover and seek to hire additional workers, our cost of labor may increase. The unionization of our United States labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project. In addition, we compete for a limited pool of technical and engineering resources in both the United States and China that requires us to pay wages that are competitive with relatively high regional standards for employees in these fields. We not only compete for highly qualified personnel, but we also face other companies seeking to hire our personnel, particularly our highly skilled personnel. If we cannot meet our hiring, retention and efficiency goals, we may be unable to complete the customers’ projects on time, in an acceptable manner, if at all. Any significant failures in this regard would materially impair our growth, reputation, business and financial results. If we are required to pay higher compensation than we anticipate, the increased cost may adversely impact our financial results and our ability to develop our business.

Although our employees in the United States are co-employed by a professional employer organization, we may be liable for the failure of the organization to comply with our obligations under applicable law.

We contract with a professional employer organization, or PEO, that administers our human resources, payroll and employee benefits functions for our United States employees. Although we recruit and select our personnel, our United States employees are co-employed by the PEO and us. Pursuant to the agreement with the PEO, our United States personnel are compensated through the PEO, receive their W-2s from the PEO and are governed by the personnel policies of the PEO. This relationship permits management to focus on our operations rather than human resource administration, but this relationship also exposes us to some risks. Among other risks, if the PEO fails to adequately withhold or pay employer taxes or to comply with other laws, such as the Fair Labor Standards Act, the Family and Medical Leave Act, the Employee Retirement Income Security Act or state and federal anti-discrimination laws, health and safety laws, sexual harassment laws and laws protecting the security of employee information, all of which are outside of our control, we would be liable for such violations, and the indemnification provisions of our agreement with the PEO, if applicable, may not be sufficient to insulate us from those liabilities. Court and administrative proceedings related to these matters could distract management from our business and cause us to incur significant expense. If we were held liable for violations by the PEO of applicable laws, such liability may adversely affect our business and the results of our operations and our cash flow.

Since we act as a general contractor in the United States, we face typical risks of a construction company.

We act as the licensed contractor for our United States customers and are subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations. For our residential projects, it is the general contractor, construction manager and installer. For our commercial projects, we are the general contractor and construction manager, and we typically rely on licensed subcontractors to support some of our solar panel installations. In either case we are responsible for the completion of the project and must take steps to make sure that we and our subcontractors comply with all applicable laws and regulations. We may be liable to customers for any damage we cause to their home or facility, or belongings or property during the installation of our systems. In addition, shortages of skilled labor for our commercial projects could significantly delay a project or otherwise increase costs. Because our profit on a particular installation is based in part on assumptions we make as to the cost of such project, cost overruns, delays or other execution issues may impair our ability to generate the gross margins that we are seeking. In addition, the installation of solar energy systems and the evaluation and modification of buildings as part of our energy efficiency business is subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection, utility interconnection and metering, and related matters. It is difficult and costly to track the requirements of every individual authority with jurisdiction over our installations and to design solar energy systems to comply with these varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our systems.

If we engage in financing activities, our failure to adequately assess credit risks for financing the sale of our systems in the United States could impair our ability to operate profitably.

We provided financing to our customers through SolarMax Financial until early 2020, when we ceased such operations because we did not have sufficient capital to fund these operations.  The principal amount of our loan portfolio was $6.8 million at December 31, 2023 and $10.6 million at December 31, 2022. All of our financing revenue relates to loans made prior to early 2020.  We do not have significant experience with loans to customers to evaluate the effectiveness of our credit criteria. If we try to meet financing terms of competitors, we may have to reduce our financing criteria, which could increase the possibility of default by the customers. Residential customers could be more adversely impacted during economic slowdowns or recessions, which could affect their ability or willingness to pay. Our failure to collect any significant portion of our customer loan receivables or the need to place a significant reserve against these receivables could materially impair our financial condition and the results of our operations. We cannot assure you that we will not incur significant losses on our customer loan portfolio.

Although we file UCC-1 financing statements in connection with our loans, we may have difficulty in generating any money in the event that we foreclose on a defaulting customer. The foreclosure process could be time-consuming and collection is uncertain, particularly if the customer seeks protection under applicable bankruptcy or insolvency laws. Additionally, any defects in the filing of the financing statements could impair the validity of our security interest. Unless the subsequent owner of the building on which the solar power system is located is willing to assume the obligations with respect to the system on terms acceptable to us, we would incur substantial costs in removing and reselling the system. Further, even if we are able to remove the system, the components may not be saleable at their book value, if at all. Our failure to collect the amount due under the customer loan agreements would materially impair our financial condition and the results of our operations.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The installation of solar energy systems requires employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of our energy efficiency business requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to federal or state OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

The availability and price of silicon raw materials may affect our gross margins and profitability.

Polysilicon is an essential raw material in the production of solar power products. The costs of silicon wafers and other silicon-based raw materials have accounted for a large portion of the costs associated with solar panels. Although the price of silicon had declined in recent years, recent increases in the price of polysilicon in the past have resulted in increases in the price of wafers, leading to increases solar panel costs. Due to the volatile market prices, we cannot assure you that the price of polysilicon will remain at its current levels particularly in view of inflationary pressures, especially if the global solar power market gains its growth momentum. Moreover, in the event of an industry-wide shortage of polysilicon, we may experience late or non-delivery from suppliers and it may be necessary for us to purchase silicon raw materials of lower quality that may result in lower efficiencies and reduce our average selling prices and revenues.

Our business is subject to the effects of inflation and has been subject to supply chain issues.

Prior to mid-to-late 2021, our business was not impacted by inflation or supply chain issues. With the recent inflationary pressures, our business is subject to the inflationary pressures are affecting many domestic and foreign companies.

The effects of inflation and supply side issues with respect to polysilicon are described in the preceding risk factor.

The effects of inflation may also affect the marketability of our solar systems to residential users.  In our United States segment, our cost of revenue per watt of solar systems, which made up approximately 80% of our cost of revenues, increased approximately 12% during the first half of 2022 compared to the same period a year ago.  In the third quarter of 2022, we were able to obtain panels at a lower cost and our cost of revenue per watt of solar systems was equal to our cost per revenue per watt in the third quarter of 2021.  There is no assurance we can continue to source panels at more favorable prices. We have increased the price of solar system installations in our United States segment to offset this increase in cost beginning in the first half of 2022 and continuing through the date of this annual report.  The increase in prices due to inflation may also affect the marketability of our solar systems in the United States.  To the extent that homeowners are incurring high expenses generally, they may have less available cash to invest in a solar system.  Although we do not have any data as to the effect of higher utility costs on purchases of solar systems, it has been our experience during 2022 and 2023 that, as inflationary pressures are increasing the cost of electricity generally, our domestic business has grown as homeowners are seeking alternatives to what they see as high utility bills.  As a result, we have been able to increase our prices which has reduced the effect of increased prices of raw materials.  Although we did suffer a decline in gross margin in 2022  as a result of the increase in the cost of raw materials, which was mitigated in the third quarter of 2022 as a result of obtaining favorable pricing on solar panels, the reduction in margin was reduced because we were able to increase prices.  In 2023, our unit cost of revenue increased by 15%, which was partially offset by an increase in unit price of 8%. However, competitive factors limit the amount we can increase our prices, but our price increases have reduced what would otherwise have been a greater decline in gross margin.  We are seeking to reduce the effect of increased prices in raw materials by purchasing in greater quantities.  However, to the extent inflation continues or increases, we may not be able to raise prices sufficient to prevent a significant decline in our gross margins and the results of our operations, and if our prices are too high, the residential customer may not see the value of installing our solar system.

Estimated compensation costs per employee for sales, marketing and administrative personnel in our United States segment increased approximately 16% for the year ended December 31, 2023 compared to the year ended December 31, 2022, and approximately 12% during the year ended December 31, 2022 compared to 2021 in response to the increased cost of retaining and attracting talent, and such costs may continue to increase as labor costs in California continue to increase as a result of the inflationary pressures. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to meet competition which would result in a lower gross margin and a drop in operating income.

Our China segment is already feeling the effects of both inflation and supply chain issues.  Our China segment had a 0% gross margin for the year ended December 31, 2021 because our cost of revenue for one of our projects with SPIC was significantly adjusted as a result of the unanticipated increase in costs, particularly the panel costs, which resulted in a significant adjustment in cost which essentially reversed the profit that was recognized in 2020 for the project.  We were not able to raise our price to cover the additional costs.  During the year ended December 31, 2022, our China operations did not generate any revenue as a result of the temporary halt of construction on certain projects, resulting both from the local holidays and our inability to acquire the solar panels for the project at the budgeted price due to the local supply chain issues and the absence of new projects. Since the second quarter of 2020, the prices of the solar panels in China have been increasing due to the tight supply in the local market. We did not generate revenue from our China segment in the year ended December 31, 2023; however, panel prices have moderated and we continue to pursue new solar construction projects in our China segment. We cannot assure you that, if we are able to negotiate contracts with SPIC, that we will be able to accurately price our costs, with the risk that inflationary and supply side issues will not result on our generating a loss on any projects for we contract.

Because we derive most of our United States revenue from sales of our solar energy systems in California, we depend on the economic and regulatory climate and weather and other conditions in California.

We currently derive most of our United States revenue from solar energy projects in the United States from California. This geographic concentration exposes us more to government regulations, economic conditions, weather conditions, earthquakes, mudslides, fire, including wildfires, power outages, and other natural disasters and effects of climate change, and changes affecting California than if we operated in more states.  We cannot predict the effect of the recent heavy rains and flooding in California will have on both the market for solar systems in California and on our business in particular and on our ability to solar systems in a timely manner.  Any inability to install solar systems in a timely manner, whether because of heavy rain or flooding or other causes will also affect the timing of our revenue flow.

Because we provide a production guarantee for some solar systems in California, we may incur additional costs if the output of our systems does not meet the required minimums.

Commencing in 2015, our standard contract for residential systems provides for a production guarantee, which means that we guarantee that the system would generate a specified minimum amount of solar energy during a year. The agreements generally have a term specified in the contract, which is generally ten years. In our standard contract, we specify a minimum annual production and provide that if the power generated by the system is less than 95% of the estimate, we will reimburse the owner for the cost of the shortfall. Because our obligations are not contingent upon external factors, such as sunlight, changes in weather patterns or increases in air pollution, unusual rain, flooding and wildfires and other factors could affect the amount of solar power that is generated and could increase our exposure under the production guarantee. Although our obligations under these agreements have not been significant through December 31, 2023, we cannot assure you that in the future any obligations we have under these agreements will not have a material adverse effect upon our revenue and the results of our operations. Although we believe that the conditions relating to those installations were unique and that we have taken corrective action, we cannot assure you that we will not have unanticipated liability in the future for the failure of systems to comply with applicable production guarantees regardless of the cause of such failure.

As of December 31, 2023, we did not maintain adequate internal controls over financial accounting and reporting as is required for a public company, and there are limitations on the effectiveness of such controls, and a failure of our control systems to prevent error or fraud may materially harm us and represent a material weakness in our internal controls over financial reporting.

At December 31, 2023, we were a privately owned company and not subject to the provisions of Sarbanes-Oxley Act, which require the establishment and maintenance of internal controls over financial accounting and reporting for a public company.  As a result, at December 31, 2023, we had not established effective internal controls over financial accounting and reporting.  Since prior to the completion of our initial public offering and a Nasdaq listing, on February 29, 2024, we have taken steps toward the establishment of internal controls and disclosure controls.  However, we may be unable to establish effective internal controls. The failure to establish internal controls would leave us without the ability to properly recognize revenues and account for important transactions accurately, and to reliably assimilate and compile our financial information and significantly impair our ability to prevent error and detect fraud. Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if established, will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, including the employees of our China segment, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in developing or maintaining internal control. If we are unable to conclude that we have effective internal controls over financial reporting, investors may lose confidence in our operating results, the price of the common stock could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, our common stock may not be able to remain listed on the Nasdaq Stock Market.

Our warranty costs may exceed our warranty reserve.

We provide warranties to the clients of our EPC services for one year in China and for ten years to the purchasers of our solar systems in the United States. Although we generally pass the warranties from our equipment suppliers to the purchasers of the systems, we provide the warranty with respect to our installation and related services. We maintain a warranty reserve on our financial statements, and our warranty claims may exceed the warranty reserve. Any significant warranty expenses could adversely affect our financial condition and results of operations. Our warranty expenses relating to systems with a production guarantee may be affected by significant changes in weather conditions which substantially reduce sun exposure. Significant warranty problems could impair our reputation which could result in lower revenue and a lower gross margin. Although we believe that the problems associated with the systems installed for the leasing company do not apply to our present solar systems, we cannot assure you that we will not incur unanticipated warranty costs in the future.

Because of the rapid development of solar panels and other components for solar systems, we may be subject to inventory obsolescence.

The solar industry has seen rapid technological development. We have an inventory of raw materials that include silicon wafers and other consumables and construction materials used in solar system installations. We evaluate our inventory on a quarterly basis for excess and obsolete inventory, based on assumptions as to market demand, market conditions and technological developments. We cannot assure you that we will not incur significant inventory write-offs resulting from obsolete inventory.

If we seek to expand our business through acquisition, we may not be successful in identifying acquisition targets or integrating their businesses with our existing business.

In 2013 and 2015, we acquired three companies, LED in the United States in 2013 and two companies in China. In 2015, we incurred impairment losses in connection with the LED acquisition, resulting in impairment write-offs relating to the goodwill associated with the acquisition. There are significant risks associated with any acquisition program, including, but not limited to, the following:

•	We may incur significant expenses and devote significant management time to the acquisition, and we may be unable to consummate the acquisition on acceptable terms.

•	If we identify an acquisition, we may face competition from other companies in the industry or from financial buyers in seeking to make the acquisition.

•	The integration of any acquisition with our existing business may be difficult and, if we are not able to integrate the business successfully, we may not only be unable to operate the business profitably, but management may be unable to devote the necessary time to the development of our existing business;

•	The key employees who operated the acquired business successfully prior to the acquisition may not be happy working for us and may resign, thus leaving the business without the necessary continuity of management.

•	Even if the business is successful, our two senior executive officers may need to devote significant time to the acquired business, which may distract them from their other management activities.

•	If the business does not operate as we expect, we may incur an impairment charge based on the value of the assets acquired.

•	We may have difficulty implementing and maintaining the necessary quality control over the acquired business and our products and services.

•	To the extent that an acquired company operates at a loss prior to our acquisition, we may not be able to develop profitable operations following the acquisition.

•	Problems and claims relating to the acquired business that were not disclosed at the time of the acquisition may result in increased costs and may impair our ability to operate the acquired company.

•	The acquired company may have liabilities or obligations and cybersecurity issues or problems which were not disclosed to us, or the acquired assets may not have the value we anticipated.

•	Any indemnification obligations of the seller under the purchase agreement may be inadequate to compensate us for any loss, damage or expense which we may sustain, including undisclosed claims or liabilities.

•	To the extent that the acquired company is dependent upon our management to maintain relationships with existing customers, we may have difficulty in retaining the business of these customers if there is a change in management.

•	Government agencies may seek damages after we make the acquisition for conduct which occurred prior to the acquisition and may not have adequate recourse against the seller.

•	We may require significant capital both to acquire and to operate the business, and the capital requirements of the business may be greater than we anticipated. Our failure to obtain capital on reasonable terms may impair the value of the acquisition and may impair our continuing operations.

•	The acquired company may be impacted by unanticipated events, such as a pandemic such as the COVID-19 or other pandemic, the effect of climate changes, international conflicts or hostilities or social unrest or other factors over which we or the acquired company may have no control.

If any of these risks occur, our business, financial condition and prospects may be impaired.

Our China segment requires significant funding in connection with project construction.

To the extent that our China segment enters into project construction agreements with SPIC or other parties, we will have substantial funding requirements for project construction.  In 2020, we obtained construction financing of $23.0 million for one project for SPIC and in 2019, we obtained construction financings of $31.0 million for two projects for SPIC.  The financings in 2020 and 2019 were the obligations of the project subsidiaries which were owned by us and consolidated by us when the financings were issued but were subsequently deconsolidated when the controlling interest in the project companies were sold to SPIC, and the obligations relating to the funding remained the obligation of the project subsidiary.  As a result of transfer of control of the project subsidiary, we deconsolidated the subsidiary upon transfer of control.  If we enter into project construction agreements, we will need to obtain project financing.  Our failure to obtain such financing on reasonable terms will adversely affect both our operations and our ability to enter into project construction agreements.  As a result, if we are not able to obtain the necessary project financing, we may need to use a portion of our initial public offering for such purchase if we are to continue to engage in project construction in China.  We cannot assure you that we will be able to obtain the necessary financing or that we will be able to operate profitably, if at all, in China.

We may not be successful in developing our solar farm project business in China.

In order to conduct the solar farm project business in China, we will need to:

•	identify a buyer of the project;

•	negotiate a purchase and sale contract with a project buyer, which will involve the sale of the project to the buyer and an agreement with the buyer for us to design and perform the EPC work on the project on time and within the budget;

•	obtain required governmental approval and permits;

•	complete any applications that may be necessary to enable us or the end user to take advantage of available government benefits;

•	identify and obtain land use rights for significant contiguous parcels of land in areas where there is sufficient sunlight to justify a solar farm;

•	resolve any problems with residents and businesses in the area where the solar farm is to be constructed;

•	negotiate an interconnection agreement with the utility company or government Electricity Bureau;

•	obtain substantial financing for each project;

•	receive the required interim and final payments under the purchase and sale contract;

•	complete the engineering for the project;

•	purchase the photovoltaic panels and other components of the solar farm;

•	engage qualified contractors and subcontractors to construct the solar farm;

•	accurately evaluate the cost of all aspects of the projects, including any reserve for unexpected factors;

•	accurately estimate our potential warranty liability; and

•	address any changes resulting from weather or climate conditions, earthquakes, unexpected construction difficulties, changes in the buyer’s specifications or other changes beyond our control.

In the event that we are not able to satisfy any of these conditions, we may not be able to generate revenue from our China operations, and it may be necessary for us to suspend or terminate these operations. Further, the development of solar projects also may be adversely affected by many other factors outside of our control, such as inclement weather, acts of God, and delays in regulatory approvals or in third parties’ delivery of equipment or other materials, shortages of skilled labor and the effect of China’s zero tolerance COVID-19 policy. We cannot assure you that we will be able to engage in the solar farm business successfully. Our failure to operate this business successfully will materially impair our financial condition and the results of our operations.

Delays in construction of solar farms could increase our costs and impair our revenue stream from our China operations.

We generally seek to obtain permits and construct solar farms for our end user customers to whom we sell the projects. We incur significant costs prior to completion, and the contracts with the end user typically have a completion schedule. Any delay would delay our receipt of payment from the customer as well as our recognition of revenue from the project. If the delay is significant, it could result in penalties under the contract or a refusal of the customer to pay the stated purchase price or any interim payments that are due under the contract. Delays can result from a number of factors, many of which are beyond our control, and include, but are not limited to:

•	unanticipated changes in the project plans;

•	defective or late delivery of components or other quality issues with components;

•	difficulty in obtaining and maintaining required permits;

•	difficulty in receiving timely payments from the customers;

•	changes in regulatory requirements;

•	weather and climate conditions;

•	unforeseen engineering and construction problems;

•	difficulty in obtaining sufficient land use rights for the proposed project size;

•	labor problems and work stoppages;

•	equipment problems;

•	adverse weather, environmental, and geological conditions, including floods, earthquakes, landslides, mudslides, sandstorms, fire, drought, or other inclement weather and climate conditions or natural disasters or pandemics or other outbreaks of disease; and

•	cost overruns resulting from the foregoing factors as well as our miscalculation of the actual costs.

Our business in the United States is largely dependent upon government subsidies and incentives.

The solar energy industry depends on the continued effectiveness of various government subsidies and tax incentive programs existing at the federal and state level to encourage the adoption of solar power. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. We and our customers benefit from these regulations in the form of federal tax incentives, state utility rebates and depreciation. Because of the high cost of installing solar energy systems, the existence of tax incentives as well as regulations requiring utility companies to purchase excess power from solar energy systems connected to the grid are important incentives to the installation of a solar energy system. Should any of the incentives be discontinued or materially reduced, our business and the results of our operations may be impaired.

United States trade policy affects our ability to purchase domestic solar panel.

One of the effects of the United States tariffs on imported solar panels, including solar panel from China, is an increased demand for products manufactured in the United States which may affect both our ability to purchase solar panels and the price and other terms at which solar panels are available to us. Our inability to obtain domestically produced solar panels at a reasonable cost can impair our ability to generate revenue and maintain reasonable gross margins.

Risks Related to Doing Business in China

Changes in the PRC Government policies on solar power and industry conditions as well as changes in the trade relationship between the United States and China could affect our ability to generate business in China.

Our ability to develop business in China is dependent upon the continuation of government policies relating to solar power and the relationship between the solar farm owner and the local utility company. Any changes in the policies or practices that affect the solar power industry could make the construction and operation of a solar farm less desirable. Although our China subsidiary is a licensed EPC contractor in China, changes in the law or regulations could make it difficult or more expensive for us to maintain our license. Delays in payments from the utility companies or difficulties in connecting with the grid could also make solar farms less attractive. Any regulations or practices that give preference to a China business rather than a subsidiary of a United States business or which would require us to devote a portion of our profit for local uses would also make it more difficult or more expensive to operate our business. We cannot assure you that changes in law or practices will not impair our ability to conduct our business in China. Further, any deterioration in the relationship between the United States and China on trade and related matters may impair our ability to obtain permits for solar farms and to enter into EPC and other agreements for solar farms in China.

Neither we nor our PRC subsidiaries were required to obtain permissions from Chinese authorities for our initial public offering to foreign investors. However, if the CSRC or another PRC regulatory body subsequently determines that their approval was needed for the offering, we cannot predict whether we will be able to obtain such approval. As a result, we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer, or continue to offer, securities to investors and cause the value of our securities to significantly decline or be worthless.

As of the date of this annual report, our PRC subsidiaries have not been involved in any investigations on cybersecurity review initiated by the Cyberspace Administration of China based on the Cybersecurity Review Measures, and our PRC subsidiaries have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to our initial public offering. As of the date of this annual report, recent regulatory actions by China’s government related to data security or anti-monopoly have not materially impacted our ability to conduct our business, accept foreign investments or list on a U.S. or other foreign exchanges. Based on existing PRC laws and regulations, neither we nor our PRC subsidiaries are currently subject to any pre-approval requirement from the CAC to operate our business or conduct a public offering, subject to PRC government’s interpretation and implementation of the Cybersecurity Review Measures.

On July 6, 2021, the relevant PRC government authorities published the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. As of the date of this annual report, no official guidance or related implementation rules have been issued in relation to these recently issued opinions and the interpretation and implementation of these opinions remain unclear at this stage. On December 24, 2021, the CSRC, issued the Administration Provisions and the Measures. On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines. The new regulations require PRC Companies to make certain filings with the CSRC. The new regulations authorize the CSRC to review such fillings, penalize relevant PRC Companies or people in charge, or report to overseas securities regulatory institutions in case of violation of the Trial Measures, in order to ensure PRC Companies are in compliance with PRC regulations and policies. The new regulations became effective on March 31, 2023.  Failure to have filed as required could subject us or our controlling stockholders to fines and penalties, which may be significant.  As of the date of this annual report, the CSRC has not published any additional implementation regulations or guidelines as to PRC Companies. Based on our audited financial statements for 2023, which show that a majority of our loss is derived from our United States operations and a majority of our assets are located in the United States and the fact that our management is located in the United States, we believe that we are not a PRC Company that is required to make a filing with the CSRC, and, accordingly, we did not make such a filing in connection with our initial public offering.  In the event that the CSRC disagrees with this opinion, we and our controlling stockholders may be subject to fines and penalties, which may be significant. However, because of our China segment, the CSRC or other regulatory authorities could reach a different conclusion, in which event we could be subject to additional requirements or penalties for not having filed with the CSRC and a cybersecurity review may potentially be required under the Cybersecurity Review Measures.

As of the date of this annual report, there are no PRC laws and regulations in force explicitly requiring that we obtain any permission from PRC authorities including the CSRC to issue securities to foreign investors. Based on existing PRC laws and regulations, neither we nor our subsidiaries are required to obtain any pre-approval from the CSRC to conduct our initial public offering, subject to interpretation of the existing PRC laws and regulations by the PRC government authorities. As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or any regulatory objections to our initial public offering from the CSRC.

However, the CSRC or other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. We do not believe we are a China-based issuer as our management and headquarter are located in the U.S. and our major operation is the US Segment. However, if our interpretation of these laws and regulations are incorrect and the CSRC or another PRC regulatory body determines that its approval was needed for our initial public offering and we are required to obtain any approval or permission in the future, due to the change of applicable laws, regulations, we may incur additional costs to procure such approval or permission, and there is no guarantee that we can successfully obtain such approval or permission. Any failure to obtain such approval or permission could materially and adversely affect our business, our ability to maintain our listing on Nasdaq and the market for and the value of our common stock and we or our PRC subsidiaries may face approval delays, adverse actions or sanctions by the CSRC or other PRC regulatory agencies. In any such event, these regulatory agencies may impose fines and penalties, limit our acquisitions and operations of our PRC subsidiaries in China, or take other actions that could materially adversely affect us or our PRC subsidiaries business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. As a result, we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer, or continue to offer, securities to investors and cause the value of our securities to significantly decline or be worthless.

Our PRC subsidiaries are wholly-owned subsidiaries, and we do not have any variable interest entity structure in China. Our direct ownership in our PRC subsidiaries is governed by and in compliance with PRC regulations. However, if the PRC regulations change or are interpreted differently in the future, our securities may decline in value or become worthless if we are unable to assert our control rights over the assets of our PRC subsidiaries.

Our PRC subsidiaries are wholly-owned subsidiaries. We own equity interests in our PRC subsidiaries, and we do not have any variable interest entity structure in China. Our direct ownership in our PRC subsidiaries is governed by and in compliance with PRC regulations. However, if the PRC regulations change or are interpreted differently in the future, our common stock may decline in value or become worthless if we are unable to assert our control rights over the assets of our PRC subsidiaries that conduct substantially of our operations in China.

Although we do not believe we are a China-based issuer, because of our China segment, any change of regulations and rules by the Chinese government, such as those related to data security or anti-monopoly concerns, may intervene or influence our operations at any time and any additional control over offerings conducted overseas and/or foreign investment in issuers with significant Chinese operations could result in a material change in our operations and/or the value of our securities and could significantly limit or completely hinder our ability to offer, or continue to offer, our securities to investors and cause the value of such securities to significantly decline and possibly be worthless.

Although we are a Nevada corporation headquartered in the United States with management team and operations in the United States, through our subsidiaries, we conduct business in China, and our China business is subject to Chinese law. Our operations in China may be impacted or influenced by the new regulations and policies of the Chinese government. For example, between July 2 and July 6, 2021, Cyberspace Administration of China, or the CAC, announced cybersecurity investigations of the business operations of certain U.S.-listed Chinese companies. On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued “The Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or “the Opinions.” The Opinions emphasized the needs to strengthen the administration over illegal securities activities and the supervision over overseas listings by Chinese companies. According to the Opinion, measures, including promoting the institution of relevant regulatory systems, will be taken to control the risks and manage the incidents from overseas-listed Chinese companies. On July 10, 2021, CAC published the Cybersecurity Review Measures (Revised Draft for Public Comments), or the “Review Measures (Draft),” and on December 28, 2021, the CAC and other ministries and commissions jointly promulgated the Cybersecurity Review Measures, which came into effect on February 15, 2022, targeting to further restate and expand the applicable scope of the cybersecurity review. Pursuant to the Cybersecurity Review Measures, CIIO that intend to purchase Internet products and services and online platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review. Cybersecurity Review Measures further stipulate that if a network platform operator possesses the personal information of more than one million users and intends to list in a foreign country, it shall apply to the CAC for cybersecurity review. Although we are unlikely to be a CIIO or online platform operator as defined in the Cybersecurity Review Measures, it is not certain whether any future regulations will impose restrictions on the business that we are currently engaging in China. Because our PRC subsidiaries do not deal with the public and do not possess personal data of at least 1,000,000 users, we do not believe that we are required to apply for review by the Cybersecurity Review Office. In the event that, in the future, we possess such data or if the requirements for review are changed, we may be required to obtain such approval, the failure of which could affect our ability to have our common stock traded on Nasdaq. On July 23, 2021, General Office of the State Council promulgated “Opinions on Further Reducing Students’ Homework Burden and After-school Tutoring Burden at the Stage of Compulsory Education,” pursuant to which the institutions that offer tutoring of school curriculum shall be registered as non-profit organizations and are not allowed to make profits and raise capital. The new regulation also disallows foreign investment in these institutions through acquisitions, franchise or contractual agreements. Although we do not engage in CIIO, online platform services or any education or tutoring related business and we are a United States, and not a Chinese, company, our offering and listing on Nasdaq may be negatively affected by these new regulations as they have materially negatively affected stock prices of the U.S. listed Chinese companies which are the CIIO, online platform servers, or in the tutoring business. Any additional restriction, scrutiny or negative publicity of the U.S.-listed Chinese companies could cause the U.S. investors less interested in our securities, or hinder our ability to offer, or continue to offer, our securities to investors and cause the value of such securities to significantly decline or be worthless.

Although we do not believe we a China-based issuer, because of our China segment, the Chinese government may exert substantial interventions and influences to offerings that are conducted overseas and/or foreign investment in China-based issuers at any time. Any new policies, regulations, rules, actions or laws by the PRC government may subject us to material changes in operations, may cause the value of our common stock significantly decline or be worthless, and may completely hinder our ability to offer, or continue to offer, securities to investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, The Chinese government may exert substantial interventions and influences on offerings that are conducted overseas and/or foreign investment in China-based issuers at any time. Although we do not believe we are a China-based issuer, because of our China segment, any new policies, regulations, rules, actions or laws by the PRC government may subject us to material changes in operations, may cause the value of our common stock significantly decline or be worthless, and may completely hinder our ability to offer, or continue to offer, securities to investors. Because our sole customer is a state-owned enterprise, it may have a significant effect as to whether or when we enter into new contracts with SPIC as well as the timing of payments by SPIC.

For example, the Chinese cybersecurity regulator announced in July 2021, that it had begun an investigation of certain U.S. listed Chinese companies and later ordered that companies’ app be removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

As such, offerings conducted overseas and/or foreign investment in China-based issuers may be subject to various government and regulatory interference in the provinces in which they operate at any time. Because of the China segment, we may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. If the PRC government initiates an investigation into us at any time alleging us violation of cybersecurity laws, anti-monopoly laws, and securities offering rules in China in connection with our initial offering, we may have to spend additional resources and incur additional time delays to comply with the applicable rules, and any such action could cause the value of our securities to significantly decline or be worthless and may limit or completely hinder your ability to offer, or continue to offer, securities to investors.

In light of recent events indicating greater oversight by the Cyberspace Administration of China, or CAC, over data security, particularly for companies listing on a foreign exchange, based on the nature of our business in China, we believe that these regulations do not apply to our business in China and did not apply to our initial public offering.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear. On July 10, 2021, the CAC publicly issued the Measures for Cybersecurity Review (Revised Draft for Comments) aiming to, upon its enactment, replace the existing Measures for Cybersecurity Review. On December 28, 2021, CAC and other ministries and commissions jointly promulgated the Cybersecurity Review Measures which became effective on February 15, 2022, which required that any critical information infrastructure operators that intend to purchase Internet products and services and online platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review. Cybersecurity Review Measures further provides “network platform operator” possessing personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review.

Because our PRC subsidiaries do not deal with the public and do not possess personal data of at least 1,000,000 users, we do not believe that we are required to apply for review by the Cybersecurity Review Office. In the even that, in the future, our PRC subsidiaries possess such data or if the requirements for review are changed, we may be required to obtain such approval, the failure of which could affect our ability to have our common stock traded on Nasdaq.

Notwithstanding the foregoing, as of the date of this annual report, there are no PRC laws and regulations in force explicitly requiring that we obtain any permission from PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction or any regulatory objection to our initial public offering from the CAC or any other PRC authorities that have jurisdiction over our operations. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offering and other capital markets activities. If it is determined in the future that the CAC or other approval had been required for our initial public offering, we may face sanctions by the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our PRC subsidiaries’ ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from our initial public offering into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of the common stock. The CAC or other PRC regulatory agencies also may take actions requiring our PRC subsidiaries, or to halt any public financing before settlement and delivery of the common stock. In addition, if the CAC or other regulatory agencies later promulgate new rules requiring that we obtain its approvals for our initial public offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of the common stock.

The transfer of funds between our United States and China segments is subject to restriction.

Our equity structure is a direct holding structure, that is, SolarMax Technology Inc., a Nevada corporation, directly controls its U.S. subsidiaries and its subsidiaries in its China segment including: (i) Golden SolarMax Finance. Co. Ltd, a PRC subsidiary, (ii) SolarMax Technology Holdings (Hong Kong) Limited, a Hong Kong subsidiary which directly holds SolarMax Technology (Shanghai) Co., Ltd, a PRC subsidiary (together with its subsidiaries thereunder, “ZHTH”); (iii) Accumulate Investment Co., Ltd, a British Virgin Islands subsidiary which then directly holds Accumulate Investment Co., Limited, a Hong Kong subsidiary that directly holds ZHPV; a PRC subsidiary and (iv) SolarMax Technology Holdings, a Cayman Islands subsidiary. Our business in China is conducted through ZHPV and ZHTH.

In the reporting periods presented in this annual report and throughout the date of this annual report, no dividends, distribution or other transfers of funds have occurred between and among us and our United States subsidiaries, on the one hand; and us and our PRC subsidiaries, on the other hand, and we have not made any dividends, distributions or other transfer of funds to investors. For the foreseeable future, we intend to use any earnings we generate for research and development, to develop new products and to expand our production capacity. As a result, we do not expect to pay any cash dividends. To the extent that we may in the future seek to fund the business through distributions, dividends or transfer of funds among and between holding company and subsidiaries, any such transfer of funds with PRC subsidiaries is subject to government regulations. The structure of cash flows within holding company and PRC subsidiaries and a summary of the applicable regulations, is as follows:

1. Within the direct holding structure, the cross-border transfer of funds within SolarMax and our PRC subsidiaries is legal and compliant with the laws and regulations of the PRC. Funds from our initial public offering can be directly transferred to our subsidiaries including ZHPV and ZHTH, and then transferred to subordinate operating entities through ZHPV and ZHTH according to the laws and regulation of the PRC.

2. If we intend to distribute dividends from our PRC subsidiaries, either for use in our US segment or for distribution to stockholders, we will transfer the dividends from the PRC entities to ZHPV and ZHTH in accordance with the laws and regulations of the PRC, and then ZHPV and ZHTH will transfer the dividends to its parent company and then to SolarMax and, if the funds are to be paid to our stockholders as a dividend, the dividends will be distributed to all stockholders in proportion to the shares they hold, regardless of whether the stockholders are U.S. investors or investors in other countries or regions. We do not have any plans to pay dividends to our stockholders.

3. Our PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of the PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of each of their registered capitals. These reserves are not distributable as cash dividends.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from its PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future.

Foreign currency exchange regulation in the PRC is primarily governed by the Regulations on the Administration of Foreign Exchange, most recently revised by the State Council on August 5, 2008, Notice on Further Simplifying and Improving Policies of Foreign Exchange Administration Regarding Direct Investment issued by SAFE on February 13, 2015, and the Provisions on the Administration of Settlement, Sale and Payment of Foreign Exchange promulgated by People’s Bank of China on June 20, 1996. Currently, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions. Conversion of RMB for most capital account items, such as direct investment, security investment and repatriation of investment, however, is still subject to registration with the SAFE. Foreign-invested enterprises may buy, sell and remit foreign currencies at financial institutions engaged in foreign currency settlement and sale after providing valid commercial documents and, in the case of most capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign enterprises are also subject to limitations, which include approvals by the NDRC, the Ministry of Construction, and registration with the SAFE.

Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

Because one customer in China has represented substantially all of our of our revenue from our China segment, we need to develop new clients if we are to generate revenue from our China segment.

The nature of our business in China is such that a small number of customers is responsible for a significant percentage of both our revenue from the China segment and of our total revenue. Our China segment has not generated any revenue during 2022, 2023 or 2024 through the date of this annual report and substantially all of our revenue for 2021 was generated during the first six months of the year. Because EPC contracts are of limited duration, once we complete the construction and installation of a solar farm, there is no ongoing revenue stream from the customer. Accordingly, it is necessary for us, on an ongoing basis, to continue to develop new EPC business, and our failure to develop the EPC business will impair our ability to operate profitably and the ability of our China segment to continue operations. Further, we are dependent upon a small number of customers, with our customer since 2020 being SPIC, a state-owned enterprise, which accounted for almost all of revenue from our China segment for 2021 and 2020, and we did not generate any revenue from our China segment in the years ended December 31, 2023 or 2022 and we did not generate any revenue during 2024 to the date of this annual report. Further, our quarterly revenues from China are affected by the timing of contracts we receive and the time during which the work is performed, which could result in significant changes in revenue and net income from the China segment from quarter to quarter.

Our business in both the United States and China is dependent on the continuation of government benefits, and no assurance can be given that such benefits will be continued.

Federal, state and local government laws, including tax laws, regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, and internal policies and electric utility regulations heavily influence the market for electricity generation products and services. These regulations and policies, which, on the state and local level, differ from state to state, often relate to tax benefits, electricity pricing, net metering the interconnection of customer-owned electricity generation with the local electricity utility company. These laws, regulations and policies are constantly subject to change, and many benefit provisions have sunset clauses, which would result in a termination or reduction of the benefit unless the benefit is expressly extended. The solar power industry is heavily dependent on government incentives and subsidies that constitute an important economic factor in a user’s decision to purchase a solar energy system. We cannot assure you that these benefits will continue at their present levels, if at all. The reduction, elimination or expiration of government benefits and economic incentives for solar energy systems could substantially increase the cost of our systems to our potential customers, which would in turn reduce the demand for our solar energy systems.

California legislation has reduced the formula for paying the resident for selling us used power to the local utility, which affects the benefits to the residential homeowner and may affect their willingness to have solar systems installed which may affect our pricing, our sales and our gross margin.

In many areas in China, solar farms, particularly on-grid photovoltaic systems, would not be commercially viable without government subsidies or economic incentives. The cost of generating electricity from solar energy in these markets currently exceeds, and very likely will continue to exceed for the foreseeable future, the cost of generating electricity from conventional or other renewable energy sources. These subsidies and incentives have been primarily in the form of set electricity prices and performance incentive programs, to solar farm operators. To the extent that these incentives are not available, we may not be able to sell our systems to customers in these regions. Further, if we decide to operate the solar farms in these regions for our own account instead of selling the project, we may not be able to generate a profit from those operations, which would impair results of our operations and our ability to operate profitably.

In China, we compete with other companies for a limited number of available permits.

In China, we obtain permits, construct and sell solar farms to major customers who have the financial ability to purchase and operate these systems. The permits are granted by the local government agency and a list of available permits is published by the agency. There is a limited number of potential customers as well as a limited number of permits available and we compete with other firms in seeking to obtain permits and seeking to perform EPC services. In seeking both permits and customers, we compete with other companies, many of which are Chinese companies that have significantly greater financial resources and are better known in China than we are. Further, many of our competitors have or can develop relationships with both the government officials who issue the permits as well as the buyers of the projects, and our competition may not be subject to the restrictions imposed on us by the Foreign Corrupt Practices Act. We cannot assure you that we will be able to obtain the necessary permits for our customers or enter into agreements with end users who would operate the solar farms. As the interest in solar farms in China increases, there is increased competition for permits, and the government entities that issue the permits may prefer Chinese companies over companies that are owned by a United States parent. Our failure to obtain the permits and enter into agreements would impair our ability to generate revenue from this business. In addition, to date, except for our agreements with SPIC, our China segment has generated minimal revenue in China from unrelated parties. If we are not able to develop our business with new customers or if our business with SPIC or with related party decreases, our ability to generate revenue in China will be significantly impaired. Unrelated parties may prefer to work with a Chinese company than a company owned by a United States company, particularly in view of the trade disputes between the United States and China.

Because of the cost of construction of the solar farms, we could require financing in order to complete projects in China, and the inability to obtain such financing may impair our ability to generate contracts for solar farm projects in China.

Although our EPC contracts with solar farm owners provide for progress payments, we cannot assure you that we will be paid in a timely manner or that our customers will not be significantly delinquent on their payments. Because we are dependent upon a small number of customers, our cash flow at any time may be dependent upon the payment policies and practices of one customer. During the years ended December 31, 2023 and 2022 and continuing through the date of this annual report, we did not generate revenues in the China segment. Our China segment revenue for the year ended December 31, 2021 and the year ended December 31, 2020 was derived from four projects for SPIC. Our failure both to receive timely progress payments and to obtain any necessary project financing in China would impair our ability to develop our business in China. Because of the size of the solar farms that we build in China, it is likely to require financing for our projects. We cannot assure you that we will be able to obtain financing or that our business will not be impaired by delinquent customers. Further, we may not be able to generate business without a financing arrangement. At December 31, 2023 and December 31, 2022, we had $7.7 million and $8.4 million of accounts receivable from SPIC, respectively. These receivables represent the balance of the contractual billings pursuant to the construction contracts and the unpaid portion of the equity transfer agreements pursuant to which we sold to SPIC a controlling interest in four projects. SPIC is a large state-owned company in China, and we believe that it has the financial ability to meet its obligations on its contracts. Collections in China are paper-based, bureaucratic and often require in-person meetings. Travel restrictions in China due to the COVID restrictions in China have prevented the kind of in-person meetings necessary to collect on the receivables from SPIC. Beginning in August 2022, our China personnel began in-person collection meetings with SPIC, and SPIC has started the payment process.

Because our business in China involves the construction of large projects for a small number of customers; we do not have an ongoing revenue base and needs to obtain new customers.

Because of the nature of our China operations, we construct large projects for a small number of customers, who may not require additional services from us after we have completed the projects. As a result, we need to continually market our services to new customers who have the financial resources to purchase a solar farm or to obtain additional projects from existing customers. Thus, each year one customer and its affiliates have been responsible for a large percentage, if not substantially all, of the revenue from the China segment and a large percentage of our total revenue, and the major customers in one year may not generate any significant revenue in future years. Further, to the extent that any customer fails to make timely payments to us, our business and cash flow could be impaired. If we are unable to develop new sales contracts for solar farms, it may not be able to continue our China operations which would impair our operating results and our financial condition.

Because of the amount of land required for a solar farm, it may be difficult to obtain the necessary land use rights, which may increase the cost of the land.

There is no private ownership of land in China, and the owner or operator of a solar farm must obtain the necessary land use rights from the applicable government agency. Solar farms require a substantial amount of land. It is also crucial to have a land parcel close to the grid connection point in order to control the cost for the construction of transmission lines and to avoid the electricity transmission loss. One solar farm for which we performed EPC services had to reduce the size of the project because of zoning issues and the inability to obtain land use rights to sufficient contiguous parcels of land to support the initial size of the project. The shortage of available land may also result in an increase in the cost of the land use rights as well as increased competition for the land use rights. Further, since the land is owned by the government, the government has the ability to determine what is the best use of the limited available land and it might determine that the land could be used for purposes other than solar farms. If we or solar farm owners cannot obtain sufficient land use rights at a reasonable cost, the solar farm owner may be reluctant to make the investment in solar farms which would impair our ability to generate revenue and operate profitably in China. Further, changes in the size of a project may result in increased costs as well as construction difficulties which we may be unable to pass on to our customers, resulting in a decrease in our gross margin.

There is intense competition for a limited number of project sites that are appropriate for solar power projects. As the downstream solar power market in China continues to evolve, the number of attractive project sites available has decreased and will continue to decrease. Even if we sign agreements, we may not be able to find and secure the land use rights to suitable project sites for the relevant projects. We generally use the land for our ground-mounted projects through land use right grants or assignment by the government or leasing from the land use right owners. Our rights to the properties used for our solar power projects may be challenged by property owners or other third parties, in case of any disputes over the ownership or lease of the properties. It is critical to maintain the land use rights on the land parcels and access and use rights on the roof tops during the life cycle of solar power projects. In the event that the relevant lease agreement is determined to be null and void by competent authorities or our land use rights and access and use rights on roof tops are recouped by the government, the solar power projects may be forced to cease operation and our results of operation, financial condition will be materially adversely affected.

The economics of a solar farm are affected by the money that solar farm owners receive from utility companies.

In China, a solar farm sells the power it generates to the electricity utility company at prices which are set by the Electricity Bureau, a government agency, at the beginning of the term of the power sales agreement between the owner and the utility company. The prices have been declining, and we cannot assure you that the price reductions will not continue or that price reductions will not increase substantially and make the ownership of a solar farm uneconomical. The cash flow that the owner receives from the utility company is critical in determining whether the project will be profitable to the owner. If the potential revenue stream is not sufficient to meet the owner’s return, taking into account the cost of the project, the cost of the land use rights and the other operating costs, the owner may be unwilling to develop a solar farm or it may be necessary for us to reduce our charges in order to generate the revenue, which could significantly reduce our gross margin on the project and could result in a negative gross margin. Decreases in the potential revenue stream may also significantly affect the terms on which we could provide maintenance services for a solar farm following its completion. Further, it is possible that the Electricity Bureau could set prices at a level which makes it uneconomical to operate a solar farm, in which event we would not be able to continue in this business. Although the rate is presently set for the duration of the contract with the utility company, we cannot assure you that the Chinese government would not change its policy and reduce the rate during the term of the agreement. We cannot assure you that we will be able to operate our EPC business or manage solar farms in China profitably, and our failure to operate profitably in China could materially impair our overall ability to operate profitably and to continue to operate in China.

Changes in solar farm delivery schedules and order specifications may affect our revenue stream and gross margin.

Although we build solar farms pursuant to agreements with the customers, we may experience delays in scheduling and changes in the specification of the project. These changes may result from a number of factors, including a determination by the customer that the scope of the project needs to be changed and the effects of the COVID-19 pandemic and steps taken by the government of China to address the pandemic, including its zero COVID policy which has resulted in closures in provinces and municipalities. In the event of such changes, we may suffer a delay in the recognition of revenue from the projects and may increase our costs. We cannot assure you that our revenue and gross margin will not be affected by delays, changes in specifications or increased costs or that we will be able to recoup revenue lost as a result of the delays or changes. Further, if we cannot allocate our personnel to a different project, we will continue to incur expenses relating to the project, including labor and overhead. We cannot assure you that our income will not decline as a result of changes in customers’ orders or their requirements for their projects.

If we operate solar farms in China for our own account, we will be subject to additional regulations.

Although we have no present plans to own and operate solar farms for our own account, we may consider the possibility of owning and operating solar farms for our own account in the future, either by direct ownership or by holding a majority equity interest in a company that owns solar farms. Unlike the solar systems that we sell in the United States, which are relatively small in scale and generally provide power for one home or building, the solar farms in China operate on a significantly larger scale. Thus, while a typical residential or small business installation in the United States generally generates between 6.5KW and 0.2MW of power, the solar farms in China can generate between 30MW and 100MW of power. In the event that we operate solar farms for our own account, which would involve constructing the solar farm for our own account and selling the electricity either to end users or to the local utility company, we will be subject to significant additional regulation by the applicable Chinese authorities and we will require significant additional funding for such purpose.

Our quarterly revenues may be affected by weather conditions, including climate changes, in certain provinces of China

The construction of solar farms in China is subject to adverse weather conditions, including wind, flood, rain, typhoons, snow and temperature extremes, as well as earthquakes, mudslides and similar conditions. These weather conditions are common but difficult to predict and can slow or stop construction. The effects of climate change may increase severe adverse weather conditions. To the extent that we have EPC contracts for solar farms in the provinces affected by adverse seasonal weather, revenue generated during these months may sharply decrease. If we are not able to work on a project on a sustained basis, our ability to operate efficiently may be impaired which may result in reduced revenue, increased expenses and reduced gross margin.

We are subject to numerous risks in engaging in business in China, including, but not limited to, changes in policies of the Chinese government, a deterioration in the relationships between the United States and China, the legal system in China which may not adequately protect our rights, change in the Chinese economy and steps taken by the government to address the changes, inflation, adverse weather conditions, fluctuations in the currency ratio between the U.S. dollar and the RMB, currency exchange restrictions, the interpretation of tax laws, tariffs and importation regulations.

Our China segment’s operations are mainly located in China. Accordingly, our business, prospects, financial condition and results of operations may be is subject to numerous risks in China, including, but not limited to, changes in policies of the Chinese government, a deterioration in the relationships between the United States and China, the legal system in China which may not adequately protect our rights, change in the Chinese economy and steps taken by the government to address the changes, inflation, adverse weather conditions, fluctuations in the currency ratio between the U.S. dollar and the RMB, currency exchange restrictions, the interpretation of tax laws, tariffs and importation regulations.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The central Chinese government or local governments having jurisdiction within China may impose new, stricter regulations, or interpretations of existing regulations, that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. As such, our subsidiaries in the PRC may be subject to governmental and regulatory interference in the provinces in which they operate. We could also be subject to regulation by various political and regulatory entities, including local and municipal agencies and other governmental subdivisions. Our ability to operate in China may be impaired by any such laws or regulations, or any changes in laws and regulations in the PRC. We may incur increased costs necessary to comply with existing and future laws and regulations or penalties for any failure to comply. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies between the United States and China may affect the economic outlook both in the U.S. and in China. Our business and the price of our common stock could be adversely affected.

In addition, our China business is also subject to other risks. For example, the construction of solar farms in China is subject to adverse weather conditions, including wind, flood, rain, typhoons, snow and temperature extremes, as well as earthquakes, mudslides and similar conditions. These weather conditions are common but difficult to predict and can slow or stop construction. The change in value of the RMB against the U.S. dollar and other currencies is affected by various factors, including changes in China’s political and economic conditions.

Our China segment is subject to numerous regulations in China, including but not limited to, regulations relating to investments in our China subsidiaries, labor laws and other laws relating to employee relations, the issuance of permits for solar farms, licensing, the development, construction and operation of solar power projects, and the sale of power generated from the projects, cybersecurity and the failure to comply with any such regulations may impair our ability to operate in China.

Our China segment is subject to numerous regulations in China, including but not limited to, regulations relating to investments in our China subsidiaries, labor laws and other laws relating to employee relations, the issuance of permits for solar farms, licensing, the development, construction and operation of solar power projects, and the sale of power generated from the projects, cybersecurity and the failure to comply with any such regulations may impair our ability to operate in China.

As our China segment operates in China, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

•	Delay or impede our development;

•	Result in negative publicity or increase our operating costs;

•	Require significant management time and attention, and

•	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our ordinary shares.

For example, we have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees.

Our independent registered public accounting firm’s audit documentation related to its audit reports included in this annual report include audit documentation located in China. PCAOB may not be able to inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection which could result in limitations or restrictions to our access to the U.S. capital markets. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act or the Accelerating Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect or investigate completely, and, as a result, U.S. national securities exchanges, such as the Nasdaq, may determine to delist our securities. The Accelerating Holding Foreign Companies Accountable Act amended the HFCA Act and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or market if our auditor is not subject to PCAOB inspections for two consecutive years instead of three.

Our independent registered public accounting firm issued an audit opinion on our financial statements that are included in this annual report. As an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. Our auditor is headquartered in New York City, and has been inspected by the PCAOB on a regular basis with the last inspection in 2018 and an ongoing inspection that started in November 2020. However, recent developments with respect to audits of China-based companies, such as our China segment, create uncertainty about the ability of our auditor to fully cooperate with the PCAOB’s request for audit workpapers without the approval of the Chinese authorities. As a result, our investors may be deprived of the benefits of PCAOB’s oversight of our auditors through such inspections.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The PCAOB is currently unable to conduct inspections of audit firms located in China and Hong Kong. They are currently able to conduct inspections of U.S. audit firms where audit workpapers are located in China; however, PCAOB requests for workpapers are subject to approval by Chinese authorities. The audit workpapers for our Chinese operations are located in China.

The PCAOB has not requested our auditor to provide the PCAOB with copies of our audit workpapers and consequently our auditors have not sought permission from PRC authorities to provide copies of these materials to the PCAOB. If our auditors are not permitted to provide requested audit workpapers located in China to the PCAOB, investors would be deprived of the benefits of PCAOB’s oversight of such auditors through such inspections.

In addition, as part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of Congress that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for such issuers and, beginning in 2025, the delisting from national securities exchanges such as Nasdaq of issuers included for three consecutive years on the SEC’s list. On December 18, 2020, the HFCA Act was signed into law. In essence, the HFCA Act requires the SEC to prohibit foreign companies from listing securities on U.S. securities exchanges if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. The enactment of the HFCA Act and any additional rulemaking efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including the surviving corporation, and the market price of the surviving corporation’s securities could be adversely affected, and the surviving corporation could be delisted if it is unable to cure the situation to meet the PCAOB inspection requirement in time. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. Furthermore, the Accelerating Holding Foreign Companies Accountable Act amended the HFCA Act and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or stock market, including the over-the-counter market if our auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a determination report (the “Determination Report”) which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (ii) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the Determination Report identified the specific registered public accounting firms which are subject to these determinations.

On June 4, 2020, then President Donald J. Trump issued a memorandum ordering the President’s Working Group on Financial Markets, or the PWG, to submit a report to the President within 60 days of the memorandum that includes recommendations for actions that can be taken by the executive branch and by the SEC or PCAOB on Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the U.S. On August 6, 2020, the PWG released a report recommending that the SEC take steps to implement the five recommendations outlined in the report. In particular, to address companies from non-cooperating jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate, including China, the PWG recommends enhanced listing standards on U.S. stock exchanges. This would require, as a condition to initial and continued exchange listing, PCAOB access to workpapers of the principal audit firm for the audit of the listed company. Companies unable to satisfy this standard as a result of governmental restrictions on access to audit workpapers and practices in non-cooperating jurisdictions may satisfy this standard by providing a co-audit from an audit firm with comparable resources and experience where the PCAOB determines it has sufficient access to audit workpapers and practices to conduct an appropriate inspection of the co-audit firm. The report permits the new listing standards to provide for a transition period until January 1, 2022 for listed companies, but would apply immediately to new listings once the necessary rulemakings and/or standard-setting are effective. If the surviving company fails to meet the new listing standards before the deadline specified thereunder, the surviving company could face possible de-listing from Nasdaq, deregistration from the SEC and/or other risks, which may materially and adversely affect, or effectively terminate, securities of the surviving company trading in the United States.

Our independent accountants, Marcum LLP, is a United States accounting firm headquartered in New York City and is subject to inspection and is annually inspected by the PCAOB. Marcum LLP is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. In the event that, in the future, either PRC regulators take steps to impair Marcum’s access to the workpapers relating to our China operations or the PCAOB expands the scope of the determinations so that we will be subject to the HFCA Act, as the same may be amended,  you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including “over-the-counter” trading, may be prohibited, under the HFCA Act. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it “was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC) for the first time in history, in 2022. Therefore, on December 15, 2022, the PCAOB Board voted to vacate previous determinations to the contrary.” Notwithstanding the foregoing, if the PCAOB is not able to inspect and investigate completely our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCA Act or the Accelerating Holding Foreign Companies Accountable Act, and Nasdaq may determine to delist our securities if the PCAOB determines that it cannot inspect or investigate completely our auditor under such Acts.

Changes in the policies of the PRC government could have a significant impact on our operations in China and the profitability of our business.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year or ten-year plans and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions within the PRC. Although the PRC government has stated that that economic development will follow the model of a market economy, the concept of a market economy in the PRC is different from the way a market economy is understood in the United States. While we believe that this trend toward a market economy, as understood by the PRC government, will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Further, the availability of credit in the PRC can have a major impact on the ability of companies to purchase or otherwise acquire capital assets. While the Chinese economy has grown significantly in the past 30 years, the growth has been uneven, both geographically and among various sectors of the economy and it has been impacted by the COVID-19 pandemic. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Accordingly, we cannot assure you that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment. The interpretation of some of these measures, including tax measures, is both complex and evolving and it may be difficult to ascertain, with any degree of certainty, whether we are in compliance. our financial condition and results of operations may be adversely affected by the effects of government control over capital investments or changes in and interpretations of tax, currency and other regulations that are applicable to it.

A slowdown or other adverse developments in the PRC economy may harm our customers and the demand for our products.

Although the PRC economy has grown significantly in the past two decades, there is no assurance that this growth will continue and there have been recent periods of declining growth. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for projects such as ours. The Chinese economy in general, and the market for solar farms, in particular, may be adversely affected by the effects of reciprocal tariffs imposed by the United States on Chinese goods and by China on United States goods.

Future inflation in China may inhibit the profitability of our business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to inflation. Any adverse change in the terms on which we construct solar energy projects or sells electricity generated by our China operations may impair our ability to operate profitably in China. Factors such as rapid expansion and inflation have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and services.

The fluctuation of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. dollar and other currencies is affected by various factors, including changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under such policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Later on, the People’s Bank of China decided to implement further reform of the RMB exchange regime to enhance the flexibility of RMB exchange rates. Such changes in policy have resulted in a significant appreciation of the Renminbi against the U.S. dollar since 2005. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the Renminbi against the U.S. dollar.

Any significant appreciation or revaluation of the RMB may have a material adverse effect on the value of, and any dividends payable on, shares of our common stock in foreign currency terms. More specifically, if we decide to convert our RMB into U.S. dollars, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. To the extent that we need to convert the U.S. dollar we receive from any equity or debt financing into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. In addition, appreciation or depreciation in the exchange rate of the RMB to the U.S. dollar could materially and adversely affect the price of our common stock in U.S. dollars without giving effect to any underlying change in our business or results of operations.  Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. We incurred losses on those foreign currency transactions of approximately $266,000 and $938,000 for the years ended December 31, 2023 and 2022, respectively.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Revenue from our China operations is denominated in RMB. Restrictions on currency exchange may limit our ability to use any earnings generated in China to fund our business activities in the United States and, if and when we operate profitably, to make dividend payments to our shareholders in U.S. dollars. Under current PRC laws and regulations, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions and dividend distributions. However, RMB is not freely convertible for direct investment or loans or investments in securities outside China, unless such use is approved by the PRC State Administration of Foreign Exchange (“SAFE”). For example, foreign exchange transactions under our subsidiaries’ capital accounts, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval requirement of SAFE. SolarMax Shanghai and ZHPV have completed all necessary filing to qualify as a foreign investment enterprise according to the requirements of SAFE. These limitations could affect our ability to obtain foreign exchange for capital expenditures.

Our Chinese subsidiaries are subject to restrictions on making dividend and other payments to it.

Under the applicable requirements of PRC law, our PRC subsidiaries may only distribute dividends after making allowances to fund certain statutory reserves, consisting of the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve for each entity should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of such entity’s registered capital. Our subsidiaries’ statutory reserves were RMB 5,547,722 (approximately $808,000), RMB 4,934,464 (approximately $715,000) at December 31, 2022, RMB 4,589,510 (approximately $722,000) at December 31, 2021 and RMB 4,255,199 (approximately $652,000) at December 31, 2020. These reserves are not distributable as cash dividends.

In addition, if our PRC subsidiaries or our affiliated entity in China incurs debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any such restrictions may materially affect such entities’ ability to make dividends or make payments, in service fees or otherwise, to us, which may materially and adversely affect our business, financial condition and results of operations.

Because we must comply with the Foreign Corrupt Practices Act, we may face a competitive disadvantage in competing with Chinese companies that are not bound by those prohibitions.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies and their foreign subsidiaries and controlled entities from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in China. If our competitors engage in these practices, they may receive preferential treatment from personnel of other companies or government agencies, giving competitors an advantage in securing permits or business or from government officials. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Our ability to generate business from SPIC, which has been the sole customer of our China segment since the middle of 2019, may be subject to government policies relating to such factors as the terms on which our PRC subsidiaries sell the project to SPIC and SPIC’s procurement policies. As a state-owned enterprise, SPIC may favor Chinese companies over subsidiaries of a United States company.

SPIC has been the sole customer of our China segment since the middle of 2019. We may be subject to government policies relating to such factors as the terms on which our PRC subsidiaries sell the project to SPIC and SPIC’s procurement policies. As a state-owned enterprise, SPIC may favor Chinese companies over subsidiaries of a United States company. If SPIC favor Chinese companies, the business of our China segment may be adversely affected.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions in a civil law system may be cited as reference but have limited precedential value. Since 1979, newly introduced PRC laws and regulations have significantly enhanced the protection of interest relating to foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system is continuing to evolve, the interpretations of such laws and regulations may not always be consistent, and enforcement of these laws and regulations involves significant uncertainties, any of which could limit available legal protections.

In addition, the PRC administrative and judicial authorities have significant discretion in interpreting, implementing or enforcing statutory rules and contractual terms, and it may be more difficult to predict the outcome of administrative and judicial proceedings and the level of legal protection we may enjoy in the PRC than under some more developed legal systems. These uncertainties may affect our decisions on the policies and actions to be taken to comply with PRC laws and regulations and may affect our ability to enforce our contractual or tort rights. In addition, the regulatory uncertainties may be exploited through unmerited legal actions or threats in an attempt to extract payments or benefits from us. Such uncertainties may therefore increase our operating expenses and costs, and materially and adversely affect our business and results of operations.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of our investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the PRC. However, the PRC’s system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, which means that it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes. The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

Three of our directors are located outside of the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights against those officers and directors (prior to and after the offering) located outside the United States.

All of our executive officers and directors will be located in the United States except that two directors are located in China and one director is located in Taiwan. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws. In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions. Therefore, recognition and enforcement in the PRC of judgments of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. There is uncertainty as to whether the courts of the PRC would enforce judgments of United States courts obtained against these persons predicated upon the civil liability provisions of the United States federal and state securities laws. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against a company in China for disputes if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. It will be, however, difficult for U.S. shareholders to originate actions in the PRC against us or our directors who are located in the PRC in accordance with PRC laws because we are incorporated under the laws of the State of Nevada and it will be difficult for U.S. shareholders, by virtue only of holding our common stock, to establish a connection to the PRC for a PRC court to have jurisdiction as required under the PRC Civil Procedures Law. In addition, it also takes the costs and time for U.S. shareholders to take such court procedures in order to enforce liabilities and judgments in China. As a result of the foregoing, it would be very expensive and time-consuming for a stockholder to either seek to enforce a U.S. judgment in China or to commence an action in a Chinese court, with a strong likelihood that the stockholder will not be successful.

Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance, business operations and financial results.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which came into effect on January 1, 2020 and replaced the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. However, since it is relatively new, uncertainties still exist in relation to its interpretation and implementation and how it may impact the viability of our current corporate governance and business operations in China and our financial results.

Although we do not believe we are a China-based issuer, our business includes our China segment which is subject to the rules and regulations in China as well as China governmental intervention and influence. The rules and regulations in China can change quickly with little advance notice, and Chinese government may intervene or influence our China operation at any time, or may exert more control over offerings conducted overseas and/or foreign investment in us, which could result in a material change in our operations in China and our operations in the U.S. and could cause the value of our securities to significantly decline or be worthless, and limit the legal protections available to us; and any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in issuers with China operations could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless; and limit the legal protections available to us.

Although we do not believe that we are a China-based issuer, our business includes our China segment. The rules and regulations in China including the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. The rules and regulations as well as the interpretation and enforcement of laws and that rules and regulations in China can change quickly with little advance notice and the risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, and Chinese government may intervene or influence our China operation at any time, or may exert more control over offerings conducted overseas and/or foreign investment in us, which could result in a material change in our operations in China and our operations in the U.S., and could cause the value of our securities to significantly decline or be worthless, and limit the legal protections available to us; and any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in issuers with China operations could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

We cannot rule out the possibility that the PRC government will institute a licensing regime or pre-approval requirement covering our industry at some point in the future. If such a licensing regime or approval requirement were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue our operations.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation.

We have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and was amended in December 2012 and became effective on July 1, 2013, and its implementing rules that became effective in September 2008, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations. We believe our current practice complies with the Labor Contract Law and its amendments. However, the relevant governmental authorities may take a different view and impose fines on us.

As the interpretation and implementation of labor-related laws and regulations are still evolving, our employment practices could violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

PRC regulation of direct investment by offshore holding companies to PRC entities may delay or prevent us from making additional capital contributions to our PRC subsidiaries and affiliated entities, which could impair our liquidity and our ability to fund and expand our business.

Our equity structure is a direct holding structure, that is, SolarMax directly controls its U.S. segment and China segment. In the reporting periods presented in this annual report and throughout the date of this annual report, no dividends, distribution or other transfers of funds have occurred between and among us and our non-PRC subsidiaries, on the one hand; and us and our PRC subsidiaries, on the other hand, have not made any dividends, distributions or other transfer of funds to investors.

To the extent that we may in the future seek to fund the business through distribution, dividends or transfer of funds among and between holding company and subsidiaries, any such transfer of funds with PRC subsidiaries is subject to government regulations. The structure of cash flows within holding company and PRC subsidiaries and a summary of the applicable regulations, is as follows:

1. Within the direct holding structure, the cross-border transfer of funds within us and our PRC subsidiaries is legal and compliant with the laws and regulations of the PRC. Funds from our initial public offering can be directly transferred to our subsidiaries including ZHPV and ZHTH, and then transferred to subordinate operating entities through ZHPV and ZHTH according to the laws and regulation of the PRC.

2. If we intend to distribute dividends, from our PRC subsidiaries, either for use in our US segment or for distribution to stockholders, we will transfer the dividends from the PRC entities to ZHPV and ZHTH in accordance with the laws and regulations of the PRC, and then ZHPV and ZHTH will transfer the dividends to its parent company and then to SolarMax, and, if the funds are to be paid to our stockholders as a dividend, the dividend will be distributed to all stockholders in proportion to the shares they hold, regardless of whether the stockholders are U.S. investors or investors in other countries or regions. We do not have any present plans to pay dividends to our stockholders.

3. Our PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of the PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of each of their registered capitals. These reserves are not distributable as cash dividends.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from its PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, SolarMax may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our entities in China. If we fail to receive such registrations or approvals, our ability to use capital raised and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

Under Chinese law, our Chinese subsidiaries are limited in their ability to pay dividends to us, which may impair our ability to pay dividends and to fund our United States segment in the future.

Under PRC regulations, our PRC subsidiaries may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, each of our wholly foreign-owned enterprises is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital. Any limitation on the ability of our PRC subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

A failure by the beneficial owners of our common stock who are PRC residents to comply with certain PRC foreign exchange regulations may restrict our ability to distribute profits, restrict our overseas and cross-border investment activities and subject us to liability under PRC law.

SAFE has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 4, 2014, and its appendices, that require PRC residents, including PRC institutions and individuals, to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a “special purpose vehicle.” SAFE Circular No. 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

Although we have been advised by AllBright Law Offices, our PRC counsel that these regulations are not applicable to us since we are not a special purpose vehicle under Circular 37, we cannot assure you that SAFE will not reach a different conclusion. If we are subject to these regulations, the regulations may apply to our direct and indirect stockholders who are PRC residents and may apply to any offshore acquisitions or share transfers that we make in the future if our shares are issued to PRC residents. However, in practice, different local SAFE branches may have different views and procedures on the application and implementation of SAFE regulations. If filings are required, we cannot assure you that these individuals or any other direct or indirect stockholders or beneficial owners of our company who are PRC residents will be able to successfully complete the registration or update the registration of their direct and indirect equity interest as required in the future. If they fail to make or update the registration, our PRC subsidiaries could be subject to fines and legal penalties, and SAFE could restrict our cross-border investment activities and our foreign exchange activities, including restricting our PRC subsidiaries’ ability to distribute dividends to, or obtain loans denominated in foreign currencies from SolarMax, or prevent SolarMax from paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

Certain PRC regulations, including the M&A Rules and national security regulations, may require a complicated review and approval process which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory authorities, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, CSRC and SAFE, jointly issued the Regulation on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and were amended on June 22, 2009. The M&A Rules established additional procedures and requirements that could make merger and acquisition activities in China by foreign investors more time-consuming and complex. For example, the MOFCOM must be notified in the event a foreign investor takes control of a PRC domestic enterprise. In addition, certain acquisitions of domestic companies by offshore companies that are related to or affiliated with the same entities or individuals of the domestic companies, are subject to approval by the MOFCOM. In addition, the Implementing Rules Concerning Security Review on Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by the MOFCOM in August 2011, require that mergers and acquisitions by foreign investors in “any industry with national security concerns” be subject to national security review by MOFCOM. In addition, any activities attempting to circumvent such review process, including structuring the transaction through a proxy or contractual control arrangement, are strictly prohibited.

There is significant uncertainty regarding the interpretation and implementation of these regulations relating to merger and acquisition activities in China. In addition, complying with these requirements could be time-consuming, and the required notification, review or approval process may materially delay or affect our ability to complete merger and acquisition transactions in China. As a result, our ability to seek growth through acquisitions may be materially and adversely affected.

Although we do not believe that our business in China is part of an industry with national security concerns, we cannot assure you that MOFCOM will not reach a different conclusion. If MOFCOM determines that we should have obtained its approval, we may be required to file for remedial approvals. There is no assurance that it would be able to obtain such approval from MOFCOM. We may also be subject to administrative fines or penalties by MOFCOM that may require us to limit its business operations in the PRC, delay or restrict the conversion and remittance of its funds in foreign currencies into the PRC or take other actions that could have material and adverse effect on its business, financial condition and results of operations.

Under the new Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.

The new Enterprise Income Tax (EIT) Law, which was most recently amended on December 29, 2018, and its implementing rules provide that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. The implementing rules promulgated under the new EIT Law define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. However, there are no further detailed rules or precedents governing the procedures and specific criteria for determining “de facto management body.” It is still unclear if the PRC tax authorities would determine that our China operations, which are owned by its subsidiary, SolarMax Hong Kong, should be classified as a PRC “resident enterprise.”

If we are deemed as a PRC “resident enterprise,” we will be subject to PRC enterprise income tax on our worldwide income at a uniform tax rate of 25%, although dividends distributed to us from our existing PRC subsidiaries and any other PRC subsidiaries which we may establish from time to time could be exempt from the PRC dividend withholding tax due to a PRC “resident recipient” status. This could have a material and adverse effect on our overall effective tax rate, our income tax expenses and our net income. Furthermore, dividends, if any, paid to our stockholders may be decreased as a result of the decrease in distributable profits. In addition, if we were to be considered a PRC “resident enterprise,” dividends we pay with respect to shares of our common stock and the gains realized from the transfer of shares of our common stock may be considered income derived from sources within the PRC and be subject to PRC withholding tax. This could have a material and adverse effect on the value of your investment in us and the price of shares of our common stock.

Because we require a license to engage in the EPC business in China, any changes in the certification or qualification requirements could impair our ability to operate in China.

A specific license is required to engage in the EPC business in China. our subsidiary ZHPV currently holds the necessary licenses, including Construction Enterprise Qualification Certificate (“Qualification”) for Level III of General Contractor for Power Engineering Constructor which permits ZHPV to conduct business as a contractor in the power engineering construction business throughout the PRC. However, any changes in the requirements for obtaining and maintaining such licensure could impair ZHPV’s ability to retain its license which could preclude us from performing EPC services in China. The qualification certificate expires on June 30, 2024.

If we import polysilicon into China from the United States or South Korea, our gross margin may be impaired.

On July 18, 2013, MOFCOM announced that it would enact preliminary tariffs on imports of solar-grade polysilicon at rates up to 57% for United States suppliers and 48.7% for South Korean suppliers. This decision was affirmed by MOFCOM in January 2014. Import tariffs and limitations imposed on foreign polysilicon suppliers may lead to price increases for products from Chinese domestic suppliers. Although our China segment does not source any significant amount of polysilicon from the United States or South Korea, if we import polysilicon from these countries our cost of revenue is likely to increase, and we may not be able to pass the increased cost to our customers, which would impair our gross margin.

We may fail to comply with laws and regulations regarding the development, construction and operation of solar power projects and photovoltaic production projects in China.

The development, construction and operation of solar power projects and photovoltaic production projects are highly regulated activities. Our operations in China are governed by various laws and regulations, including national and local regulations relating to urban and rural planning, building codes, safety, environmental protection, fire control, utility transmission, engineering and metering and related matters. For example, the establishment of a solar power project is subject to the approval of the National Development and Reform Commission (“NDRC”) or its local branches, pursuant to the Administrative Provisions on Generation of Electricity by Renewable Energy Resources promulgated by the NDRC on January 5, 2006. Pursuant to the Provisions on the Administration of Electric Power Business Permit, which became effective on December 1, 2005 and were amended on May 30, 2015, certain solar power projects may be required to obtain the electric power business permits specifically for power generation from the State Electricity Regulatory Commission, known as SERC. Pursuant to the Interim Measures for the Administration of Solar Power Projects, promulgated by the National Energy Administration, known as the NEA, on August 29, 2013, solar power projects are subject to filings with the provincial NDRC. Such filing is subject to the national development plan for solar power generation, the regional scale index and implementation plan of the year as promulgated by the competent national energy authority and is a pre-condition for connecting to the power grid. Pursuant to the Interim Measures for the Administration of Distributed Generation Projects, or the Distributed PV Interim Measures, promulgated by the NEA on November 18, 2013, distributed generation projects are subject to filings with the provincial or regional NDRC. Such filing is subject to State Council’s rules for administration of investment projects and the regional scale index and implementation plan of the year as promulgated by the competent national energy authority. Distributed generation projects in the regional scale index of the year that are not completed or put into operation within two years from their respective filing date are cancelled and disqualified from receiving national subsidies. The Distributed PV Interim Measures also provide that the filing procedures should be simplified and the electric power business permit and permits in relation to land planning, environmental impact review, energy saving evaluation and other supporting documents may be waived. Detailed requirements of the filing are also subject to local regulations, and the effects of the Distributed PV Interim Measures on our business are yet to be evaluated. Pursuant to the Standard Conditions of Photovoltaic Production Industry, or the Photovoltaic Production Rule, promulgated by the PRC’s Ministry of Industry and Information Technology (“MIIT”) and, effective on March 25, 2015, the minimum proportion of capital funds contributed by the producer for newly built, renovation and expansion photovoltaic (“PV”) production projects shall be 20%. The Photovoltaic Production Rule also provides, among other matters, requirements in relation to the production scale, cell efficiency, energy consumption and operational life span of various PV products. It also requires companies to obtain pollution discharge permits.

Our failure to obtain or maintain any required approvals, permits, licenses or filings or to comply with the conditions associated therewith could result in fines, sanctions, suspension, revocation or non-renewal of approvals, permits or licenses, or even criminal penalties, which could have a material adverse effect on our business, financial condition and results of operations. Any new government regulations pertaining to solar power projects may result in significant additional expenses to the development, construction and operation of solar power projects and, as a result, could cause a significant reduction in demand for our solar power projects and services. Currently, some of our project companies in the PRC have not obtained electric power business permits due to the delays in the governmental review or approval processes, which has impacted us with respect to one project. Failure to secure such permits may lead to monetary damages, fines or even criminal penalties.

We cannot assure you that we will be able to promptly and adequately respond to changes of laws and regulations, or that our employees and contractors will act in accordance with our internal policies and procedures. Failure to comply with laws and regulations where we develop, construct and operate solar power projects may materially adversely affect our business, financial condition and results of operations. We have been advised by our PRC counsel, AllBright Law Offices, that, based on their review of our operations materials, including our approved qualifications and PRC laws and regulations, our operations in the PRC, as presently conducted, comply in all material respects with applicable PRC laws and regulations.

Failure to comply with PRC regulations regarding the registration of share options held by our employees who are “domestic individuals” may subject such employee or us to fines and legal or administrative sanctions.

Pursuant to Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company issued by the SAFE in February 2012, or the Stock Incentive Plan Rules, “domestic individuals” (both PRC residents and non-PRC residents who reside in China for a continuous period of not less than one year, excluding foreign diplomatic personnel and representatives of international organizations) participating in any stock incentive plan of an overseas listed company are required, through qualified PRC agents, including the PRC subsidiary of such overseas-listed company, to register with the SAFE and complete certain other procedures related to the stock incentive plan.

We and our employees who qualify as “domestic individuals” and have been granted stock options, or the PRC optionees, will become subject to the Stock Incentive Plan Rules when we become an overseas listed company upon the completion of the offering. We plan to conduct and complete the registration as required under the Stock Incentive Plan Rules and other relevant SAFE registrations and to update the registration on an on-going basis. If we or our PRC optionees fail to comply with the Individual Foreign Exchange Rule and the Stock Incentive Plan Rules, we and our PRC optionees may be subject to fines and other legal sanctions. We may also face regulatory uncertainties that could restrict our ability to adopt additional option plans for our directors and employees under PRC law. In addition, the General Administration of Taxation has issued circulars concerning employee stock options. Under these circulars, our employees working in China who exercise stock options will be subject to PRC individual income tax. Its PRC subsidiaries have obligations to file documents related to employee stock options with relevant tax authorities and withhold individual income taxes of those employees who exercise their stock options. If its employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorities or any other PRC government authorities. Furthermore, there are substantial uncertainties regarding the interpretation and implementation of the Individual Foreign Exchange Rule and the Stock Incentive Plan Rules.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a PRC establishment of a non-PRC company, or immovable properties located in China owned by a non-PRC company.

We face uncertainties on the reporting and consequences of private equity financing transactions, private share exchange transactions and private transfer of shares, including private transfer of public shares, in our company by non-resident investors.

On February 3, 2015, the PRC’s State Administration of Taxation (“SAT”) issued Announcement on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfers by Non-RPC Resident Enterprises, or SAT Notice No. 7, to supersede the existing tax rules in relation to the tax treatment of the Indirect Transfer. SAT Notice No. 7 introduces a new tax regime and extends the SAT’s tax jurisdiction to capture transactions involving indirect transfer of (i) real properties in China and (ii) assets of an “establishment or place” situated in China, by a non-PRC resident enterprise through a disposition of equity interests in an overseas holding company. SAT Notice No. 7 also extends the Interpretation with respect to the disposition of equity interests in an overseas holding company. In addition, SAT Notice No. 7 further clarifies how to assess reasonable commercial purposes and introduces safe harbors applicable to internal group restructurings. However, it also brings challenges to both the foreign transferors and transferees as they are required to make self-assessments of whether an Indirect Transfer or similar transaction should be subject to PRC tax and whether they should file or withhold any tax payment accordingly.

However, there is a lack of clear statutory interpretation, there are uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises, or sale or purchase of shares in other non-PRC resident companies or other taxable assets by us. We and other non-resident enterprises in our group may be subject to filing obligations or taxes if we and other non-resident enterprises in our group are transferors in such transactions and may be subject to withholding obligations if we and other non-resident enterprises in our group are transferees in such transactions. For the transfer of shares in our company by investors that are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in filing under the rules and notices. We may be required to expend costly resources to comply with SAT Notice No. 7, or to establish a case to be tax exempt under SAT Notice No. 7, which may cause us to incur additional costs and may have a negative impact on the value of your investment in us.

The PRC tax authorities have discretion under SAT Notice No. 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the transferred equity interests and the investment cost. We may pursue acquisitions in the future that may involve complex corporate structures. If we are considered as a non-PRC resident enterprise under the EIT Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under and SAT Notice No. 7, our income tax expenses associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations in China.

From time to time, we may receive requests from certain US agencies to investigate or inspect our operations, or to otherwise provide information. While we will be compliant with these requests from these regulators, there is no guarantee that such requests will be honored by those entities who provide services to us or with whom we associate, especially as those entities are located in China. Furthermore, an on-site inspection of our facilities in China by any of these regulators may be limited or entirely prohibited. Such inspections, though permitted by us and our affiliates, are subject to the unpredictability of the Chinese enforcers, and may therefore be impossible to facilitate. According to Article 177 of the PRC Securities Law which became effective in March 2020, the securities regulatory authority of the State Council may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region, to implement cross-border supervision and administration and no overseas securities regulator is allowed to directly conduct an investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties.

Risks Related to our Common Stock

An active, liquid and orderly trading market for our common stock may not develop or be maintained, and our stock price may be volatile.

We cannot predict the nature of the market for our common stock, and we cannot assure you that an active, liquid or orderly trading market for our common stock will be maintained. To the extent that an active market does not develop, you may have difficulty in selling any shares of our common stock. If there is no active, liquid or orderly market for our common stock, the reported bid and asked price at the time you seek to purchase or sell shares may not reflect the price at which you could either buy or sell shares of our common stock.

The trading price of our common stock may be volatile, and you could lose all or part of your investment.

Prior to our initial public offering in February 2024, there was no public market for our common stock. The trading price of our common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control and may not relate to the results of our operations. These fluctuations could cause you to lose all or part of your investment in our common stock as you might be unable to sell your shares at or above the price you paid in our initial public offering or in the market following the offering. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of transportation stocks;

•	changes in operating performance and stock market valuations of other transportation companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products, features, or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	our failure to generate significant business from our China segment;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our common stock shortly following our initial public offering. If the market price of shares of our common stock after our initial public offering does not ever exceed the initial public offering price, you may not realize any return on your investment in us and may lose some or all of your investment.

In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our amended and restated articles of incorporation and amended and restated bylaws and our employment agreement with our chief executive officer, as well as Nevada law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Our amended and restated articles of incorporation authorize our board of directors to issue preferred stock without stockholder approval. If our board of directors issues preferred stock, such issuance could make it more difficult for a third party to acquire us. Our employment agreements with our two senior executive officers provide that, in the event of a termination of employment by David Hsu, our chief executive officer, following a change of control, we are to pay Mr. Hsu, upon termination, a lump sum payment equal to two times the highest annual compensation for the three years preceding the date of termination, multiplied by the number of years he has been employed by us. Mr. Hsu’s employment commenced in February 2008. In addition, some provisions of our amended and restated articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•	limitations on the removal of directors;

•	limitations on the ability of our stockholders to call special meetings;

•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders;

•	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws; and

•	establishing advance notice and certain information requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Provisions of our bylaws and Nevada law could deter a change of our management, which could discourage or delay offers to acquire us.

Certain provisions of Nevada law and of our bylaws could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish or could deter transactions that stockholders may otherwise consider to be in their best interests or in our best interests. These provisions include:

•	requiring stockholders who wish to request a special meeting of the stockholders to disclose certain specified information in such request and to deliver such request in a specific way within a certain timeframe, which may inhibit or deter stockholders from requesting special meetings of the stockholders;

•	requiring that stockholders can only call a special meeting if the request is made by the holders of two-thirds of the entire capital entitled to vote;

•	requiring that stockholders who wish to act by written consent request a record date from us for such action and such request must include disclosure of certain specified information, which may inhibit or deter stockholders from acting by written consent;

•	requiring that, if a matter is to be brought before a meeting of stockholders which is not specified in the notice of meeting or brought at the direction of the board of directors, it can only be brought up at the meeting if brought by stockholders of record holding two-thirds of the outstanding stock;

•	establishing the board of directors as the sole entity to fill vacancies in the board, which lengthens the time needed to elect a new majority of the board;

•	establishing a two-thirds majority vote of the stockholders to remove a director or all directors, which lengthens the time needed to elect a new majority of the board;

•	providing that our bylaws may be amended only by either the affirmative vote of two-thirds of the stockholders entitled to vote or by the board of directors, which limits the ability of stockholders to amend our bylaws, including amendments to provisions in the bylaws that are described in this risk factor; and

•	establishing more detailed disclosure in any stockholder’s advance notice to nominate a new member of the board, including specified information regarding such nominee, which may inhibit or deter such nomination and lengthen the time needed to elect a new majority of the board.

A portion of the compensation to our senior executive officers may not be deductible, which may increase our taxes

Section 162(m) of the Internal Revenue Code limits the deduction that public companies may take for annual compensation paid to its chief executive officer, chief financial officer and the three other most highly compensated officers, who are referred to as “covered employees.”  All compensation in excess of $1.0 million paid to a covered employee, including post termination compensation and death benefits, may be nondeductible for federal income tax purposes, with certain exceptions pursuant to certain contracts that were in effect on November 2, 2017.  In the event that the compensation we pay to any covered employee exceeds $1.0 million, such excess may not be deductible which, if our operations are profitable, could increase our income taxes and reduce our net income, which could negatively affect the price of our stock.

Because our bylaws limit the court in which you may bring an action against us, you may have difficulty enforcing any rights which you may claim.

Our bylaws provide that any person who acquires equity in us shall be deemed to have notice and consented to the forum selection provision of our bylaws, which require actions to be brought only in the state courts in Clark County, Nevada, which may inhibit or deter stockholders’ actions (i) on behalf of us, (ii) asserting claims of breach of fiduciary duty by officers or directors of us, or (iii) arising out of the Nevada Revised Statutes. Further, this exclusive forum provision may limit our stockholders’ ability to obtain what they believe to be a favorable judicial forum for disputes with us and our officers and directors. This provision does not apply to claims brought under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Because we do not intend to pay dividends on our common stock, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not plan to declare dividends on shares of our common stock in the foreseeable future. As a result, your only opportunity to achieve a return on your investment will be if you sell your common stock at a price greater than you paid for it. We cannot assure you that the price of our common stock that will prevail in the market will ever equal or exceed the price that you pay in our initial public offering or in the open market.

Future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

All of the 40,000,186 shares of common stock that were outstanding prior to our initial public offering, which constitute approximately 87.5% of our outstanding common stock, are eligible for sale pursuant to Rule 144 at various times, subject to limitations provided by Rule 144 and lock-up agreements which our stockholders, including our directors and officers, who hold 38,901,642 shares have signed lock-ups for period of 180 days from the February 12, 2024 effective date of the registration statement relating to our initial public offering, which expires on August 10, 2024, release from the lock-up restriction at the discretion of the underwriters.  If the managing underwriter of our initial public offering, waives or releases parties to the lock-up, the market price for our common stock could be adversely impacted.

In addition, the holders of our convertible debentures in the principal amount of $14.25 million at March 31, 2024, have conversion rights at a conversion price of $3.20 per share, being 80% of the initial public offering price, subject to six month lock-up provision. To the extent that the remaining limited partners of the partnerships that made loans of $55.5 million to our subsidiaries, accept our proposed refinancing of the loan made by the partnerships to our subsidiaries, we may issue a significant number of shares of common stock  Both the sale and the market’s reaction to the possible sale of such shares and any additional shares which may be issued upon conversion of additional convertible notes which we may issue could have a material adverse impact on the market price of and the market for our common stock. Although the partnerships are related parties since the general partner is a related party, the limited partners to whom we issued and propose to issue the convertible notes are not related parties.

We intend to file a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under our equity incentive plan or pursuant to stock options. Subject to the satisfaction of vesting conditions and the expiration of lock-up agreements, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction other than those restrictions imposed on sales by affiliates pursuant to Rule 144.

We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with any acquisition we may make), or the perception that such sales, including sales by our existing stockholders pursuant to Rule 144, could occur, may adversely affect prevailing market prices of our common stock.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our amended and restated articles of incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect one or more directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, we will not be required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosure regarding executive compensation, or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.235 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Because our directors and executive officers own or have the right to vote approximately 28.3% of our outstanding common stock, they may be able to elect all directors, approve all matters requiring stockholder approval and block any action which may be beneficial to stockholders.

Our directors and executive officers beneficially own approximately 28.3% of our outstanding common stock.  Our bylaws provide that one-third of the outstanding common stock constitutes a quorum for a meeting of stockholders. As a result, they may have the ability to elect all of our directors and to approve actions requiring stockholder approval as well as to prevent any action from being taken which they oppose even if such action would benefit stockholders.

Item 1B. Unresolved Staff Comments

Not applicable

Item 1C. Cybersecurity

Our company diligently monitors cybersecurity risks, conducting annual reviews at senior management levels and, if necessary, with the Audit Committee for updates to the Board of Directors. Currently, we believe there are no significant cybersecurity threats that pose a material risk to our business strategy, operations, or financial condition.

To safeguard data confidentiality, integrity, and accessibility, we have robust processes in place for assessing, identifying, and managing cybersecurity risks. Our information security (IT) function is outsourced to vendors with specialized security expertise and comprehensive risk management procedures, encompassing physical, procedural, and technical safeguards. These measures include response plans, regular system tests, third-party reviews, incident simulations, and ongoing policy and procedure refinement to mitigate risks.

Our primary strategy for mitigating cyber risks involves storing sensitive data with trusted third-party providers who meet stringent audit and security standards. Our enterprise resource planning (ERP) and system of record are hosted by a third party employing rigorous monitoring tools, controls, policies, and an experienced security team. Our vendors comply with various industry standards such as SOC 1, SOC 2, PCI-DSS, EU-US Privacy Shield framework, NIST, and ISO 27000 series.

Our IT network is managed by a third-party managed service provider (MSP) proficient in network setup and security. The MSP monitors our network around the clock, to provide prevention, detection, correlation, investigation, and response to any security incidents, promptly notifying management of any potential issues.

Our MSP conducts proactive threat hunting to identify potential cybersecurity risks within our network. Additionally, a dedicated team researches vulnerabilities, performs vulnerability scans, conducts security audits, and reviews policies to mitigate potential risks.

Network Protection

We use a security package with regularly updated antivirus software to block and prevent malicious processes and files. Firewalls are configured to block potentially harmful activity, and the network is segmented to protect confidential data with access permissions based on the principle of least privilege. We maintain backup data in key locations to facilitate recovery in the event of data loss or disaster.

Detect Issues

Our system employs active scanners to constantly monitor for potential threats, suspicious behavior, and harmful activity. It utilizes user behavioral analysis and learning to stop potential threats in real time. Both our vendors maintain teams to review alerts, confirming true or false positives in the network.

Threat Response

Our vendors provide SOC teams that automatically investigate and address potential attacks. They collaborate to ensure immediate responses, utilizing playbooks and auto-remediation methods such as password resets, IP blocking, software removal, and risk mitigation.

Item 2. Properties

We lease our offices and do not own any real estate. Our corporate headquarters is located in Riverside, California and currently consists of approximately 159,000 square feet pursuant to a lease which expires on December 31, 2026 at a current annual rent of approximately $1.6 million.

We also lease office space in Diamond Bar, California from a related party pursuant to a lease that expires on October 31, 2026 at a current annual rent of approximately $0.3 million.

We also lease office space in China.

We believe our current facilities are adequate for the foreseeable future. If we require additional or substitute space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3. Legal Proceedings

In the ordinary course of our business, we and our subsidiaries are involved in various legal proceedings involving contractual relationships, product liability claims, and a variety of other matters. We do not believe there are any such pending legal proceedings that will have a material impact on our financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol SMXT.

Stockholders

As of April 10, 2024, we had 74 stockholders of record.  Based on information provided to us we believe that we have more than 700 beneficial owners of our common stock.

Transfer Agent

Continental Stock Transfer & Trust Company, One State Street, 30th floor, New York, New York 10004-1561 is the transfer agent for our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the near future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information concerning common stock that may be issued by us with respect to compensation plans, including individual compensation arrangements) as of December 31, 2023:

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and warrants) (#)
As of December 31, 2023
Equity compensation plans approved by security holders	6,096,122	$5.01	9,023,878
Equity compensation plans not approved by security holders	199,736	$3.50	0
Total	6,295,858	$4.96	9,023,878

Use of Proceeds from Our Initial Public Offering

The net proceeds from our initial public offering were approximately $18.6 million.  As of March 31, 2024, we used approximately $0.8 million to make payments due to our former executive vice president and $0.1 million to a former employee pursuant to our agreements with them. We also used $2.9 million to pay the principal payments due on the convertible debentures issued to the former limited partners of CEF pursuant to the terms of the debentures.  The balance is being held in short-term interest-bearing deposits and securities.

Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our financial statements and the related notes appearing elsewhere in this annual report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Concerning Forward-Looking Statements.” Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in “Risk Factors” included elsewhere in this annual report.. All amounts in this annual report are in U.S. dollars, unless otherwise noted.

Agreement of Merger with Alberton

On October 27, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among us; the Alberton Acquisition Corporation (“Alberton”), and Alberton Merger Subsidiary, Inc., a wholly-owned subsidiary of Alberton, as Merger Sub. Merger Sub was formed for the sole purpose of the proposed merger with us. Under the Merger Agreement, Merger Sub was to have been merged with and into us, and we would continue as the surviving corporation and as a wholly-owned subsidiary of Alberton and our shareholders would receive stock in Alberton. In April 2022, we terminated the Merger Agreement pursuant to the terms of the Merger Agreement. In connection with the Merger Agreement, we made loans to Alberton in the total amount of $1,664,446.66 and we made loans to the Alberton’s sponsor in the total amount of $651,369.01. Although the loans are payable by Alberton and Alberton’s sponsor as a result of the termination of the Merger Agreement, because we are not able to collect any of the outstanding principal amount such loans, we recognized an expense in the full amount of these loans, along with capitalized merger costs, which together totaled approximately $3.4 million, in the year ended December 31, 2022.

Initial Public Offering

On February 27, 2024, we sold 4,500,000 shares of common stock, at a price of $4.00 per share in our initial public offering. The gross proceeds of the offering were $18 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, we granted the underwriters a 45-day option to purchase an additional 675,000 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On March 5, 2024, the underwriters purchased 539,950 shares of common stock upon the partial exercise of the over-allotment option. Net proceeds received by us from our initial public offering, including the partial exercise of the over-allotment option, were approximately $18.6 million.  We are using the proceeds of our initial public offering for working capital and other corporate purposes.

Reverse Stock Split

On July 15, 2022, we effected a 0.59445-for-one reverse stock split and, in connection with the reverse stock split, we reduced our authorized common stock from 500,000,000 shares to 297,225,000 shares. All share and per share information in this annual report retroactively reflects the reverse stock split.

Overview

We are an integrated solar and renewable energy company. A solar energy system retains the direct current (DC) electricity from the sun and converts it to alternating current (AC) electricity that can be used to power residential homes and commercial businesses. We were founded in 2008 to engage in the solar business in the United States and, following our acquisition of Chengdu ZHTH and ZHPV, we commenced operations in China.

Our United States operations primarily consist of the sale and installation of photovoltaic and battery backup systems for residential and commercial customers, and sales of LED systems and services to government and commercial users. Prior to 2020, we also financed the purchase of solar equipment from us.  Since early 2020, because we did not have the capital to support such operations, we suspended making loans to our solar customers, and we are not currently financing the purchase of solar systems and we do not anticipate engaging in such activities in the near future, if at all.  Our finance revenue reflects revenue earned on our current portfolio, with no new loans having been added since early 2020.

Our business in China is conducted through our subsidiaries, primarily ZHTH and ZHPV, and their subsidiaries. Our China operations consist primarily of identifying and procuring solar farm projects for resale to third parties and performing EPC services primarily for solar farm projects. Our China operations did not generate any revenue for the years ended December 31, 2023 and December 31, 2022.  Our China segment last generated revenue for the year ended December 31, 2021, substantially all of which was generated in the second quarter of the year.

Substantially all of our revenue for our China segment since 2020 has been generated from four projects for SPIC. At December 31, 2023 and December 31, 2022, we had $7.7 million and $8.4 million, respectively, of accounts receivable from SPIC. These receivables represent the balance of the contractual billings pursuant to the construction contracts and the unpaid portion of the equity transfer agreements pursuant to which we, in 2020 and 2021, sold to SPIC 70% controlling interests in three of the project entities and a 100% interest in the fourth project entity. SPIC is a large state-owned company in China, and we believe that it has the financial ability to meet its obligations on its contracts, including the transfer agreements relating to the four projects. Collections in China are paper-based, bureaucratic and often require in-person meetings. Travel restrictions in China due to the COVID restrictions in China prevented the kind of in-person meetings necessary to collect on the receivables from SPIC. Beginning in August 2022, our China personnel began in-person collection meetings with SPIC, and SPIC has started the payment process. We do not believe that any reserve against these accounts receivable is required at December 31, 2023. SPIC is a state-owned entity in China and is legally obligated to pay its receivables when a bill is issued. We will continue to evaluate the collectability of these receivables on an ongoing basic in connection with the preparation of our financial statements for each quarter.

Our business in China is conducted through our principal subsidiaries, ZHPV and ZHTH, and their subsidiaries. ZHTH is engaged in the business of identifying and procuring solar system projects for resale to third party developers and related services in China. After the project subsidiary acquires the permits for a solar project and obtains a contract for the sale of the project, ZHPV builds the project pursuant to an EPC contract. The subsidiary that owns the equity in the project subsidiary transfers the equity in the project subsidiary to the project owner. During 2020 and 2021, we has agreements with SPIC for the construction of four solar farm projects pursuant to which we preformed the EPC work and sold SPIC 70% of the equity in three of the project subsidiaries and 100% of the equity in the fourth, in each case, upon completion and acceptance of the project by SPIC, we transferred 70% of the equity in the project subsidiary to SPIC, retaining a 30% interest, and SPIC has a first right of refusal to purchase the 30% interest in the project subsidiary from us after the project has been in operation at full capacity for one year. As of March 31, 2024. SPIC has not exercised this right.

Unlike systems in the United States, which are installations for residential and small business users, the projects in China are generally solar farms, which are large land areas where multiple ground-mount solar tracking towers are installed.

Effects of NEM 3.0

Net metering is a billing mechanism that credits solar energy system owners for the electricity that they add to the electricity grid. If the owner of a solar system generates more electricity than it consumes, the excess electricity is sold back to the grid. The California Public Utilities Commission has adopted the current net metering regulations, known as NEM 3.0, which became effective in April 2023. NEM 3.0 features a 75% reduction in export rates (the value of excess electricity pushed onto the grid by solar systems) from the rate set forth in the previous net metering regulations, NEM 2.0,, thereby reducing the overall savings and increasing the payback period of home solar installations. The changes under NEM 3.0, which are likely to result in reduced benefits for most residential solar users, could alter the return on investment for solar customers.

In January 2024, we laid off a portion of our employees associated with the design and installation of residential solar systems in response to a slowdown in demand after NEM 3.0 took effect in April 2023. The layoff represented approximately 25% of our residential solar system design and installation team. Approximately half of the employees who were laid off had been hired in late 2022 to help install the growing backlog of residential solar systems under contract in anticipation of NEM 3.0, and the contracts representing that backlog were completed during 2023. We may need to revise our pricing metrics to reflect the change resulting from NEM 3.0 in order for the purchase of a solar system to be economically attractive to the customer, which may result in lower prices and reduced margins. Although we anticipate the near-term impact of NEM 3.0 on residential solar contracts will be offset by commercial solar contracts for which we use third-party subcontractors to complete the installations, we cannot assure you that our overall business will not be impacted by the effects of NEM 3.0.

Effects of COVID-19 Pandemic

The United States Center for Disease Control announced that the COVID-19 public health emergency ended in May 2023, with the result that the COVID restrictions in the United States are no longer in effect and restrictions have been terminated worldwide. We believe our United States operations are not, and have not since mid-2022 been, materially affected by COVID.  However, the effects of China’s zero tolerance policy with respect to COVID-19, which is no longer in effect, has impaired our ability to negotiate both new contracts with and payment schedules with State Power Investment Corporation Guizhou Jinyuan Weining Energy Co., Ltd. (“SPIC”), a state-owned entity which has been the only customer for our China segment since 2020, with the result that we have no pending agreement with SPIC and we are continuing to negotiate payment of outstanding receivables from SPIC.

Inflation and Supply Chain Issues

Prior to mid-to-late 2021, our business was not impacted by inflation or supply chain issues. With the recent inflationary pressures combined with the world-wide supply chain issues, our business is subject to the inflationary and we were subject to supply chain issues that were affecting many domestic and foreign companies, and we expect that the inflationary pressures will continue to affect our ability to sell our products, the price at which can sell products in both the United States and China and our gross margin in both the United States and China. To the extent that we are not able to raise our prices or to the extent that we cannot accurately project our costs when we set our prices, our gross margin and the results of our operations will be impacted.

Polysilicon is an essential raw material in the production of solar power products, principally solar panels. The costs of silicon wafers and other silicon-based raw materials have accounted for a large portion of the costs associated with solar panels. Although the price of silicon had declined in recent years, increases in the price of polysilicon have resulted in increases in the price of wafers, leading to increases in our costs. Due to the volatile market prices, we cannot assure you that the price of polysilicon will remain at its current levels particularly in view of inflationary pressures and supply chain issues, especially if the global solar power market gains its growth momentum. Moreover, in the event of an industry-wide shortage of polysilicon, we may experience late or non-delivery from suppliers and it may be necessary for us to purchase silicon raw materials of lower quality that may result in lower efficiencies and reduce its average selling prices and revenues. We currently are able to obtain the raw material we request, although the prices pay are increasing as a result of the inflationary pressures.

The inflationary pressures that are affecting us are not unique to our industry, and relate to the cost of raw materials, labor costs generally and the price at which we can sell our products. Because solar energy can be seen as a way to provide a homeowner with relief from the increasing utility prices for electricity, the market for solar systems generally, and our business specifically, has enabled us to sell more solar systems. Thus, the effects of inflation may also affect the marketability of our solar systems to residential users. In our United States segment, our revenue from solar systems increased from $40.6 million for the year ended December 31, 2022 to $50.5 million for the year ended December 31, 2023 and from $27.5 million in the year ended December 31, 2021 to $40.6 million for the year ended December 31, 2022. Our cost of revenue per watt of solar systems, which makes up approximately 80% of our costs, increased approximately 10% during the year ended December 31, 2023 compared to the same period in 2022, but decreased approximately 3% during 2022 compared to 2021 primarily due to our ability to acquire solar panels in bulk during the second half of 2022 at a cost more favorable than in 2021. In the third quarter of 2022, we were able to obtain panels at a lower cost and our cost per revenue per watt of solar systems for 2022 was equal to our cost per revenue per watt in the 2021. There is no assurance we can continue to source panels at favorable prices. We have increased the price of solar system installations in our United States segment to offset the increase in cost in 2023 and during the first half of 2022. Although we do not have any data as to the effect of higher utility costs on purchases of solar systems, it has been our experience during the years ended December 31, 2023 and 2022 that, as inflationary pressures are increasing the cost of electricity generally, our domestic business has grown as homeowners are seeking alternatives to what they see as high utility bills. As a result, we have been able to increase our prices, which reduced the effect of increased cost of raw materials and the general increase in overhead costs. However, the changes in NEM 3.0 did not affect our business in 2023 as we believe homeowners purchased solar systems in anticipation of NEM 3.0, and our residential business is feeling the effects of the reduced value seen as a result of NEM 3.0.  Our gross margin from United States operations increased from 16.7% for the year ended December 31, 2022 to 21% for the year ended December, 2023 and decreased from 19.8% for the year ended December 31, 2021 to 16.7% for the year ended December 31, 2022 as a result of the increase in the cost of raw materials. The effect of increased costs on our margin was reduced because we were able to increase prices. However, competitive factors limit the amount we can increase our prices, but our price increases reduced what would otherwise have been a decline in gross margin for the year ended December 31, 2023, and, if our prices are too high, the residential customer may not see the value of installing a solar system. We are seeking to reduce the effect of increased prices in raw materials by purchasing in greater quantities. However, to the extent inflation continues or increases, we may not be able to raise prices sufficiently to prevent a significant decline in our gross margins and the results of our operations.

Compensation costs per employee for sales, marketing and administrative personnel in our United States segment increased approximately 16% for the year ended December 31, 2023 compared to the year ended December 31, 2022, and approximately 12% during the year ended December 31, 2022 compared to 2021 in response to the increased cost of retaining and attracting talent, and such costs may continue to increase as labor costs in California continue to increase as a result of the inflationary pressures. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to generate business. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to meet competition which would resulting in a lower gross margin and a drop in operating income. Supply chain issues have caused us to periodically stock up on components such as solar panels and battery systems to ensure an adequate supply to meet expected demand, putting pressure on our cash flow. We do not believe that the supply chain issues that affected our operations in prior periods are currently affecting us. We cannot assure you that such delays and increased costs will not affect our business in the future.

Our China segment has felt the effects of both inflation and supply chain issues. Our China segment had a 0% gross margin for the year ended December 31, 2021 because our cost of revenue for one of our projects with SPIC was significantly adjusted as a result of the unanticipated increase in costs particularly the solar panel costs which resulted in a significant adjustment in cost during the period which could not be passed on to SPIC, which essentially reversed the profit that was recognized in 2020 for the project. We did not generate any revenue for our China segment for the years ended December 31, 2023 and 2022 and 2024 through the date of this annual report. Since the second quarter of 2020, the prices of the solar panels in China have been increasing due to the tight supply in the local market We cannot assure you that, if we are able to negotiate contracts with SPIC or any other purchaser, that we will be able to accurately price our costs, with the risk that, if we incur unanticipated inflationary and supply side costs, we may recognize a loss on the projects.

We are seeking to address the inflationary pressures by seeking to cut overhead expenses where possible and raising prices to levels that we believe are both competitive and attractive to customers in view of the increases in utility prices in California and maintaining an inventory of raw materials to enable us to better price our products. We believe that the proceeds of our initial public offering will provide us with funding to assist us in dealing with the effects of inflation on our business.

Transfer of Funds between our United States and China segments.

Our equity structure is a direct holding structure, that is, we directly control our U.S. subsidiaries and our subsidiaries in our China segment including: (i) Golden SolarMax Finance. Co. Ltd, a PRC subsidiary, (ii) SolarMax Technology Holdings (Hong Kong) Limited, a Hong Kong subsidiary which directly holds SolarMax Technology (Shanghai) Co., Ltd, a PRC subsidiary (together with its subsidiaries thereunder, “ZHTH”); (iii) Accumulate Investment Co., Ltd, a British Virgin Islands subsidiary which then directly holds Accumulate Investment Co., Limited, a Hong Kong subsidiary that directly holds ZHPV; a PRC subsidiary, and (iv) SolarMax Technology Holdings, a Cayman Islands subsidiary. Our business in China is conducted through ZHPV and ZHTH.

Since prior to the reporting periods presented in this prospectus and through the date of this prospectus, no dividends, distribution or other transfers of funds have occurred between and among us and our subsidiaries, on the one hand; and our Chinese subsidiaries, on the other hand, and we have not made any dividends, distributions or other transfer of funds to our stockholders. For the foreseeable future, we intend to use any earnings for our operations. As a result, we do not expect to pay any cash dividends. To the extent that we may in the future seek to fund the business through distribution, dividends or transfer of funds among and between holding company and subsidiaries, any such transfer of funds with PRC subsidiaries is subject to PRC government regulations. The structure of cash flows within holding company and PRC subsidiaries and a summary of the applicable regulations, is as follows:

1. Within the direct holding structure, the cross-border transfer of funds between us and our PRC subsidiaries is legal and compliant with the laws and regulations of the PRC. Funds can be directly transferred to our subsidiaries including ZHPV and ZHTH, and then transferred to subordinate operating entities through ZHPV and ZHTH according to the laws and regulations of the PRC.

2. If we intend to distribute dividends from our PRC subsidiaries, either for use in our United States segment or for distribution to stockholders, we will transfer the dividends from the PRC entities to ZHPV and ZHTH in accordance with the laws and regulations of the PRC, and then ZHPV and ZHTH will transfer the dividends to their respective parent companies and then to us and, if the funds are to be paid to our stockholders as a dividend, the dividend will be distributed by us to all stockholders based on their share ownership, regardless of whether the shareholders are U.S. investors or investors in other countries or regions.

3. Our PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of the PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of each of their registered capitals. These reserves are not distributable as cash dividends.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by ours Hong Kong subsidiary from its PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future.

Foreign currency exchange regulation in the PRC is primarily governed by the Regulations on the Administration of Foreign Exchange, most recently revised by the State Council on August 5, 2008, Notice on Further Simplifying and Improving Policies of Foreign Exchange Administration Regarding Direct Investment issued by SAFE on February 13, 2015, and the Provisions on the Administration of Settlement, Sale and Payment of Foreign Exchange promulgated by People’s Bank of China on June 20, 1996. Currently, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of RMB for most capital account items, such as direct investment, security investment and repatriation of investment, however, is still subject to registration with the SAFE. Foreign-invested enterprises may buy, sell and remit foreign currencies at financial institutions engaged in foreign currency settlement and sale after providing valid commercial documents and, in the case of most capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign enterprises are also subject to limitations, which include approvals by the NDRC, the Ministry of Construction, and registration with the SAFE.

Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

Years Ended December 31, 2023 and 2022

Results of Operations

The following tables set forth information relating to our operating results for the years ended December 31, 2023 and 2022 (dollars in thousands) and as a percentage of revenue:

	Years ended December 31,
	2023		2022
	Dollars	%	Dollars	%
Revenue:
Solar energy sales (US)	$50,523	93.3%	$40,599	90.8%
LED sales (US)	3,055	5.7%	3,305	7.4%
Financing (US)	562	1.0%	814	1.8%
Total revenues	54,139	100.0%	44,718	100.0%
Cost of revenue:
Solar energy sales	40,891	75.5%	35,093	78.5%
LED sales	2,099	3.9%	2,143	4.8%
Solar farm EPC (China)	-	0.0%	-	0.0%
Power purchase agreements and other	-	0.0%	-	0.0%
Total cost of revenues	42,990	79.4%	37,236	83.3%
Gross profit	11,149	20.6%	7,482	16.7%
Operating expenses:
Sales and marketing (US)	1,158	2.1%	1,080	2.4%
Sales and marketing (China)	-	0.0%	-	0.0%
General and administrative (US)	8,789	16.3%	12,848	28.7%
General and administrative (China)	718	1.3%	1,522	3.4%
Total operating expenses	10,665	19.7%	15,450	34.5%

Income (loss) from operations (US)	1,202	2.2%	(6,448)	(14.4)%
Income (loss) from operations (China)	(718)	(1.2)%	(1,522)	(3.4)%
Equity in income of solar project companies	864	1.6%	494	1.1%
Gain on debt extinguishment	27	0.0%	1,947	4.4%
Gain on early termination of lease	4	0.0%	1,079	2.4%
Interest income	69	0.1%	62	0.1%
Interest (expense)	(1,577)	(2.9)%	(1,829)	(4.1)%
Other income (loss), net	500	0.9%	(615)	(1.4)%
Income (loss) before income taxes	371	0.7%	(6,832)	(15.3)%
Income tax benefit (provision)	64	0.1%	(41)	(0.1)%
Net income (loss)	435	0.8%	(6,873)	(15.4)%
Currency translation adjustment	(115)	(0.2)%	(887)	(2.0)%
Comprehensive income (loss)	$320	0.6%	$(7,760)	(17.4)%

Revenues

Revenues for the year ended December 31, 2023 were $54.1 million, an increase of $9.4 million or 21% from $44.7 million in the year ended December 31, 2022, all of which was generated by the United States segment. The increase resulted primarily from a $9.9 million increase in solar energy and battery sales. The increase in the solar energy and battery sales in the United States segment in the year ended December 31, 2023 is attributed to the increase in the average size of systems completed coupled with the increase in the sales price per watt for smaller systems. Another factor contributing to the increase is the price per watt for systems being financed with third party lenders. The fees charged by third party lenders have increased over time and such fees are passed through to the customers, i.e., both revenue and cost increase related to the lender fees. During the year ended December 31, 2023 and 2022, our battery sales were $3.2 million and $3.4 million, respectively.  Battery sales refer to the sale of batteries sold other than as a part of a solar system.  During the year ended December 31, 2023, we de-emphasized battery sales as we devoted resources to the sale, installation and permitting of solar systems and we have since expanded our marketing effort for battery sales other than as part of a solar system.  Financing revenue for the years ended December 31, 2023 and 2022 related to income from existing loan agreements.  We have not entered into new financing agreements since 2020 because we did not have the financing to support such operations.   We have no immediate plans to re-enter the business of providing financing to our customers unless we have sufficient funds for such purpose.

During the years ended December 31, 2023 and 2022 and continuing through the date of this annual report, we did not generate any revenue in the China segment because there are no projects under construction.  As a result of the strict lockdown in China through the end of 2022 resulting from the resurgence of the pandemic, we have not been able to negotiate new contracts with SPIC since the completion of the last project in June 2021. Because we currently do not have any projects under contract for our China segment, we have neither revenue nor cost of revenue for our China segment for the years ended December 31, 2023 and 2022.

Revenue increased $9.4 million, or 21%, to $54.1 million in the year ended December 31, 2023 from $44.7 million in the year ended December 31, 2022. We deployed 11.1 MW on 1,368 completed systems during the year ended December 31, 2023, compared with 9.4 MW on 1,174 systems during the year ended December 31, 2022, an increase of 18% in wattages. On average, solar revenue per watt was $4.25 in the year ended December 31, 2023 compared to $3.95 in the year ended December 31, 2022, a 8% increase primarily as a result of the increase in the prices of panels and inverters from a year ago, as well as a significant increase in third party lender fees which were priced into the system price for customers who finance the purchase of their systems through our third party lenders. Solar revenue per watt represents the revenue generated during the period from sales of solar systems (excluding battery sales) divided by the wattage installed during the period. Our LED revenue decreased by $250,000, or 8%, to $3.1 million for the year ended December 31, 2023 from $3.3 million for the year ended December 31, 2022, primarily resulting from the decrease in the number of LED projects. LED revenues include LED product sales and LED consulting revenues and are expected to continue to fluctuate based on the number of LED projects awarded which is based on the bidding process and specific customer purchase requirements and timing. The revenue trend from our LED business is therefore not as consistent as our solar business, and LED revenue tends to fluctuate period to period. Our revenue for the year ended December 31, 2023 and 2022 includes finance-related revenues of $562,000 and $814,000, respectively, from our portfolio of solar loans provided to our customers, the decrease, which is expected, reflects the pay down and pay off of customer loans over time since we are not making new loans. Since early 2020, because we did not have the capital to support such operations, we suspended making loans to our solar customers but may resume lending if we have sufficient funds, including from the proceeds of our initial public offering.

Cost of revenue and gross profit

During the year ended December 31, 2023 and 2022, our China operations did not have any cost of revenue since it did not have any projects under construction during both periods.

Cost of revenue for our United States segment increased 15% from $37.2 million in the year ended December 31, 2022 to $43.0 million in the year ended December 31, 2023, primarily as a result of the corresponding increase in revenue in the United States segment. Gross margin for the United States segment increased to 21% for the year ended December 31, 2023 from 17% a year ago, primarily as result of the sales price rising faster than the increase in the unit cost of revenue. The improvement of the gross profit for the year ended December 31, 2023 also reflects a one-time net credit to revenue in the of approximately $435,000 from customer deposits related to solar projects cancelled by customers and customer service projects completed for which revenues should have been recognized in past periods, as well as a one-time credit to cost of revenue of approximately $650,000 related to the over-accrual of accrued warranty liability.   We had no cost of revenue with respect to interest income on customer loans. Our China segment had no revenue and no cost of revenue for the year ended December 31, 2023 and 2022.

Our overall gross margin for the year ended December 31, 2023 was 21% compared to 17% in the year ended December 31, 2022, primarily as a result of our ability to increase the sales price commensurate with the continued rising costs of materials, higher sale commissions and increased rates of third party lenders, and partially offset by higher selling prices, in the year ended December 31, 2023. The improvement in the gross margin is also due to a one-time net credit to revenue in the United States segment of approximately $435,000 related to customer deposits for which revenues should have been recognized in the past periods related to solar projects cancelled by customers and customer service projected completed, as well as a one-time credit in the United Segment of $650,000 as described in the preceding paragraph.  China operations did not generate any revenue and did not incur any cost of revenue for the year ended December 31, 2023. We expect that if we are able to generate contracts for major solar farm projects in China, the China segment could generate higher revenue and a lower gross margin than the United States segment in the future, resulting in the China segment continuing to have a negative impact on our consolidated gross margin. To the extent that we incur higher than anticipated costs that we are not able to recover from our customer, the consolidated gross margin will be impacted. As of December 31, 2023 and through the date of this annual report, we did not have any agreements with respect to any solar farm projects in China, either with SPIC or any other customer, we had not generated any revenues from our China segment since 2022, and we cannot assure you that we will be able to generate profitable business in China.

Operating expenses

Sales and marketing expenses for the year ended December 31, 2023 increased for our United States segment to $1.2 million, an increase of $78,000, or 7%, from $1.1 million in 2022. Sales and marketing expenses in the United States were 2.1% of revenue for the year ended December 31, 2023 compared to 2.4% for the year ended December 31, 2022.  Our sales and marketing expenses in the United States may fluctuate from time to time based on the types of marketing and promotion initiatives we deploy. Due to the nature of our EPC business in our China segment, the EPC contracts for solar farm projects are generally obtained through customer relationship with just a few corporate customers, with substantially all revenues for our China segment since the second half of 2019 being generated by agreements with SPIC, Accordingly, our China segment did not incur sales and marketing expenses for the year ended December 31, 2023 and 2022.

General and administrative expenses for the United States segment for the year ended December 31, 2023 decreased to $8.8 million, a decrease of $4.1 million, or 32%, from $12.8 million for the comparable period of 2022.  The decrease is a result of the prior period’s  write-off of previously capitalized offering costs and notes receivable of $3.4 million related to the termination of our merger agreement with Alberton in April 2022, a decrease in the facility rental costs resulting from an increase in income from subleases at our Riverside headquarters. General and administrative expenses were 29% of revenue for the year ended December 31, 2022, compared to 16% for the year ended December 31, 2023. General and administrative expenses included compensation and benefits, depreciation and amortization (excluding auto depreciation), provision for losses, rental and leasing expense, and other corporate overhead expenses. We expect an overall increase in compensation expenses in 2024 as a result of the expected vesting of stock and options that became vested upon a public stock offering event, and the cost of compliance and other regulatory costs associated with being a public reporting company. All of our corporate overhead, other than overhead directly related to the China segment, is allocated to the United States segment.

General and administrative expenses relating to the China segment decreased by $0.8 million, or 53%, from $1.5 million in the prior year to $718,000 in the year ended December 31, 2023, primarily due to a $1.1 million recovery of previously reserved receivable on from a legal settlement relating to one of our projects for SPIC. General and administrative expenses relate to the corporate and overhead expenses specifically connected with the China segment and include personnel costs, facilities rental and leasing and other general overhead expenses and certain pre-development project costs that are expensed prior to the execution of the EPC agreements. All of the corporate headquarter overhead is allocated to the United States segment.

Income (loss) from operations

Our income from operations was $484,000 for the year ended December 31, 2023 compared to a loss from operations of $8.0 million in the year ended December 31, 2022, a decrease in loss of $8.5 million, or 106%, from the comparable period of 2022. Our income from operations for the United States segment was $1.2 million, compared to a loss from operations of $6.4 million in the year ended December 31, 2022, or a decrease in loss of $7.7 million or 119%, from the year ended December 31, 2022. Our loss from operations for our China segment was $718,000, compared to a loss) from operations from our China segment in the year ended December 31, 2022 of $1.5 million, primarily because our China segment received $1.2 million payment under a legal settlement relating to one of the SPIC projects which had been previously reserved in full. The operating results of our China segment fluctuate based on the timing of awards for EPC projects, the construction contracts in progress and completed as well as the underlying timing of the related performance obligations which relate to our recognition of revenue.

Equity in income (loss) from unconsolidated entities

Equity in income from unconsolidated entities relates to our China segment and comprises the 30% equity in income from three unconsolidated project companies for which we had previously transferred a 70% interest to SPIC. We record our 30% noncontrolling interest under the equity method of accounting. The equity in income reported for the year ended December 31, 2023 was $864,000 compared to $494,000 in the year ended December 31, 2022, an increase of $370,000 or 75%. The increase is attributed to the higher power production this year resulting from the improvement over the prior year’s inferior sunshine quality affecting the Guizhou region in China, as well as additional costs incurred to comply with SPIC internal safety production requirements and increased interest expense due to the change in SPIC’s accounting from cash to accrual in 2022.

Gain on debt extinguishment

Gain on debt extinguishment for the year ended December 31, 2023 was $27,000 and relates primarily to an exchange of two 3% EB5 note payable to a 4% convertible note payable. Gain on debt extinguishment for the year ended December 31, 2022 was $1.9 million and is primarily related to the forgiveness of three PPP loans to three U.S. subsidiaries and the related accrued interest.

Interest expense, net

Interest expense, net, for the year ended December 31, 2023 was $1.5 million, a decrease of $257,000, or 15%, from the 2022. Our interest expense in the year ended December 31, 2023 primarily includes interest at 3% on two loans from related parties in the United States with a total principal balance of $17.0 million at December 31, 2023, interest at 4% on convertible notes issued to former limited partners of CEF in transactions in which the former limited partners of CEF accepted a 4% convertible note issued by SolarMax and the subsidiary that borrowed the funds from CEF with an aggregate principal balance of $7.6 million at December 31, 2023, and interest at 8% on promissory notes issued to SMX Property (a related party) in October 2022 with a principal balance of $1.4 million at December 31, 2023. The convertible notes issued to the former limited partners of CEF were issued as payment of the former limited partner’s capital account in CEF and replace debt of an equal amount that had been due to CEF. The notes are secured by the same collateral as the notes to CEF.

Other income (expenses), net

During the year ended December 31, 2023, other income was $500,000, consisting primarily of $308,000 cash distributions declared from zero basis equity investments in Alliance entities in the United States segment, $264,000 of gain on insurance settlement related the fire claim at the Riverside headquarters for the United States segment, $266,000 of expense related to the foreign currency transaction for our United States segment intercompany receivable denominated in the Chinese currency, $114,000 of additional payment on one of the SPIC projects representing interest on the amount previously owed on the project in the China segment, and $54,000 of income related to a vendor invoice on the project due to the poor product quality in the China segment.

During the year ended December 31, 2022, other expenses, net was $615,000, consisting primarily of $262,000 cash distributions from zero basis equity investments in Alliance entities in the United States, offset by $938,000 of expense related to the foreign currency transaction loss for our United States segment intercompany receivable denominated in the Chinese currency.

Income tax benefit (provision)

For the year ended December 31, 2023 and 2022, our United States segment reported an income tax benefit (expense) of $(6,000) for both periods attributable to state minimum tax liabilities. For the China segment, an income tax benefit (expense) of $70,194 and $(35,431) was reported for the year ended December 31, 2023 and 2022, respectively, arising from profitable operations subject to China income tax.

Net income (loss)

As a result of the foregoing, we had consolidated net income of $434,786 for the year ended December 31, 2023, compared with a consolidated net (loss) of $(6.9) million for the year ended December 31, 2022. The basic and diluted net income per share was $0.01 and $(0.17) for the year ended December 31, 2023 and 2022, respectively.

Currency translation adjustment

Although our functional currency is the U.S. dollar, the functional currency of our China subsidiaries is the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period end exchange rates for assets and liabilities, and average exchange rates for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and reflect changes in the exchange rates between U.S. dollars and RMB.

As a result of foreign currency translations, which are non-cash adjustments, we reported net foreign currency translation losses of approximately $0.1 million for the year ended December 31, 2023 and approximately $1.2 million for the year ended December 31, 2022.

Liquidity and Capital Resources

The following tables show consolidated cash flow information for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Years Ended December 31,		$ Increase (Decrease)
	2023	2022
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$3,815	$(1,972)	$5,615
Net cash provided by (used in) investing activities	(6)	(281)	275
Net cash provided by (used in) financing activities	(5,046)	(7,500)	2,454
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,275)	(9,233)	7,958
Net increase (decrease) in cash and cash equivalents and restricted cash excluding foreign exchange effect	(1,237)	(9,752)	8,515

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2023 was $3.8 million, compared to net cash used by operating activities for the year ended December 31, 2022 of $2.0 million, a decrease in cash used of $5.8 million, resulting from a decrease in cash of $1.6 million from the overall change in operating assets and liabilities, a increase in cash used of $91,000 from non-cash expense and a decrease in net loss of $7.3 million. During the year ended December 31, 2023, our operating assets and liabilities provided $1.5 million in cash, compared to cash provided of $3.2 million for the year ended December 31, 2022, resulting in an decrease in cash provided of $1.6 million in operating assets and liabilities. The decrease in cash used by our operating assets and liabilities during the year ended December 31, 2023 is primarily due to a $4.8 million decrease in cash from unbilled receivables, $1.3 million decrease in cash from contract liabilities, $1.7 million decrease in cash from customer loans receivable, $281,000 decrease in cash from operating lease liabilities, and $2.3 million decrease in cash from accrued expenses and other liabilities, with an offset from a $4.0 million increase in cash from receivables and current assets, receivables from SPIC and project companies, and other receivables and current assets and other assets, $2.1 million increase in cash from inventories, $3.7 million increase in cash from accounts payable, and $0.9 million increase in cash from contract assets. We expect the fluctuations of working capital over time to vary based on the construction status and the related contractual billings of the EPC projects which could vary from project to project. Non-cash charges for the year ended December 31, 2023, which was a non-cash income of $1.84 million, compared to a non-cash income of $1.75 million, in 2022, an increase in non-cash income of $91,000, comprised of $343,000 increase from depreciation and amortization expense, $138,000 increase from loss provisions for bad debts, loan losses, inventories and warranties, $8,000 increase from deferred income taxes, $1.9 million increase from gain on debt extinguishment, $1.1 million increase from gain on early termination lease at the Riverside headquarters with SMX Property, LLC (a related party) in October 2022, $80,000 increase from gain on disposal of property and equipment, offset by a $370,000 decrease in equity in income of investments, and a $3.4 million decrease from the write-off of capitalized merger costs and loans made by us to Alberton and its sponsor in connection with the proposed merger which was terminated in April 2022.

Non-cash adjustments changes:

●	$370,000 decrease resulting from a net increase in equity in income from our equity investments.

●	$343,000 increase in depreciation and amortization expense which includes loan and debt discounts amortization.

●	$3.4 million decrease from the write-off of capitalized merger costs and loans made by us to Alberton and its sponsor in connection with the proposed merger which was terminated in April 2022.

●	$1.9 million net increase from the reduction in gain on debt extinguishment with respect to the PPP loans that were forgiven in 2022 and other loans.

●	$80,000 increase from the reduction in gain on disposal of property and equipment.

●	$138,000 increase in expenses associated with loss provisions for bad debts, loan losses, inventories, warranty, customer care and production guaranty.

●	$8,000 increase in deferred income taxes.

●	$1.1 million increase resulting from the gain associated with the early termination of our headquarters lease in Riverside, California.

Changes in operating assets and liabilities:

●	$4.0 million increase in net cash inflow from receivables and current assets, receivables from SPIC and project companies, and other receivables and current assets and other assets.

●	$4.8 million decrease in cash from unbilled receivables.

●	$2.1 million increase in net cash inflow from inventories.

●	$1.7 million decrease in net cash inflow from customer loans receivable.

●	$3.7 million increase in cash inflows from accounts payable.

●	$2.7 million decrease in cash from accrued expenses and other liabilities.

●

$1.3 million decrease in net cash outflow from contract liabilities related to projects for which the performance obligations have not been satisfied under the revenue recognition standard which became effective January 1, 2019.

●

$0.9 million increase in net cash inflow from contract assets related to projects for which the performance obligations have not been satisfied under the revenue recognition standard which became effective January 1, 2019.

●	$281,000 decrease in net cash from operating lease liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $6,550, consisting of $27,999 for the purchase of property and equipment, partially offset by cash received of $21,449 related to the disposal of property and equipment. Net cash provided by investing activities for the year ended December 31, 2022 was $280,524, consisting of $288,856 advanced to Alberton and its sponsor and $83,466 for the purchase of property and equipment, partially offset by cash received of $91,798 related to the disposal of property and equipment.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2023 was $5.0 million, consisting of $4.8 million principal payments on convertible notes in the United States segment, $48,939 payments on other borrowings and equipment leases in the United States segment, $6.6 million of additional legal settlement proceeds received on behalf of Uonone in the China segment, and $6.8 million payment to Uonone and related expenses on Uonone’s behalf related to the legal settlement received on its behalf in the China segment.

Net cash used in financing activities for the year ended December 31, 2022 was $7.5 million, consisting of $7.1 million principal payments on convertible notes in the United States segment, $93,636 payments on other borrowings and equipment leases in the United States segment and $356,329 payment to Uonone related to legal settlement received by SolarMax on Uonone’s behalf in the China segment.

Cash and Cash Equivalents and Restricted Cash

The following table sets forth, our cash and cash equivalents and restricted cash held by our United States and China segments at December 31, 2023 and 2022 (dollars in thousands):

	December 31,
	2023	2022

US Segment
Insured cash	$819	$1,458
Uninsured cash	813	1,163
	1,632	2,621
China Segment
Insured cash	295	391
Uninsured cash	967	1,157
	1,262	1,548
Total cash and cash equivalents & restricted cash	2,894	4,169
Cash and cash equivalents	2,539	3,822
Restricted cash	$355	$347

We currently do not plan to repatriate any cash or earnings from any of our non-United States operations because we intend to utilize such funds to expand our China operations. Therefore, we do not accrue any China exit taxes related to the repatriation.

Under applicable PRC law and regulations, our PRC subsidiaries are required to set aside at least 10% of their respective accumulated after-tax profits, if any, each year, to fund certain reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital before they may pay dividends. We do not believe that this restriction will impair our operations since we do not anticipate that we will use the cash generated from our PRC operations in those operations and we do not plan to repatriate such funds to the United States.

Borrowings

Prior to October 13, 2022, we leased our headquarters from SMX Property, LLC, a California limited liability company (“SMXP”), which is a related party. The owners and principal management group of SMXP consist of David Hsu, our chief executive officer and a director, Simon Yuan, a director, and Ching Liu, our former executive vice president and a current 5% stockholder. In October 2022, SMXP sold its interest in the building at 3080 12th Street, Riverside, California, which serves as our headquarters, to an unrelated party known as 3080 12 Street, LLC. (“3080 Landlord”). In October 2022, we entered into a lease agreement with 3080 Landlord to lease the property until December 31, 2026. Under the lease with 3080 Landlord, we lease the entire building, whereas under the prior lease we leased the portion of the building we occupy. We have the right to sublease space in the property with the consent of the landlord, such consent not to be unreasonably withheld, and we currently sublease the portion of the building that we are not using. Rent for the first lease year is at the annual rate of $1.6 million and increases 3% per year. Since the lease is a net lease, we pay all of the operating expenses of the building.

Contemporaneously with the execution of our lease with 3080 Landlord and the termination of our former lease with SMXP, we issued two two-year 8% notes to SMXP. Both notes provide for quarterly payments of interest during the term with the principal being due at maturity. One note, in the principal amount of $414,581, was issued to pay past due rent under our former lease with SMXP for the period June 1, 2022 to October 12, 2022. The second note, for $944,077 was issued in respect of a loan from SMXP to finance our security deposit ($809,209) and one month’s rent under our lease with 3080 Landlord.

EB-5 Loans

On January 3, 2012, CEF entered into a loan agreement with SREP, one of our United States subsidiaries, pursuant to which CEF advanced $45.0 million. On August 26, 2014, CEF II entered into a loan agreement with LED, another United States subsidiary, for up to $13.0 million. CEF II advanced $10.5 million pursuant to the agreement. The proceeds of the loans were used by our subsidiaries for their operations. The loans from CEF and CEF II accrue interest at 3% per annum, payable quarterly in arrears. The loans are secured by a security interest in the accounts and inventory of the borrowing subsidiary. CEF and CEF II are limited partnerships, the general partner of which is Inland Empire Renewable Energy Regional Center, a related party. The limited partners of both CEF and CEF II are investors who made a capital contribution to CEF or CEF II pursuant to the United States EB-5 immigration program and are not related parties. The EB-5 immigrant investor visa is a federal program that grants green cards and a path to citizenship to foreign investors who invest at least $500,000 toward job-creating projects. Under this program, which is administered by the United States Customs and Immigration Service, entrepreneurs (and their spouses and unmarried children under 21) are eligible to apply for a green card (permanent residence) if they make the necessary investment in a commercial enterprise in the United States and plan to create or preserve 10 permanent full-time jobs for qualified United States workers. We are a commercial enterprise that creates permanent full-time jobs in the United States.

The loans from CEF and CEF II become due, as to the investment of each limited partner, four years from the date of the loan and may be extended as may be necessary to meet applicable USCIS immigrant investor visa requirements, which will be the date that the limited partner is eligible for a green card. Under the limited partnership agreements for CEF and CEF II, the limited partners have the right to demand repayment of their capital account when the petition is approved, which demand may trigger a maturity of the loan from CEF or CEF II in the amount of the limited partner’s investment. The initial four-year term of notes in the principal amount of $55.5 million, which were issued to CEF and CEF II, and had expired prior to December 31, 2023 and are on extension until the limited partners meet applicable immigrant investor visa requirements. We cannot determine the period of the extensions. As of March 31, 2024, limited partners whose capital contributions funded loans of $41.5 million had received their green card approval and their extensions expired and one limited partner whose capital contribution funded $500,000 had withdrawn from CEF II and the limited partner’s capital contribution was returned. The petitions of limited partners of CEF whose capital contribution funded loans of $3.5 million are pending.

As the loans matured and the limited partners requested return of their capital contribution, we offered the limited partners, in lieu of the payment by the limited partnership, a convertible note with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to CEF. As of March 31, 2024, we had issued convertible notes in the principal amount of $36.5 million to former limited partners of CEF, of which principal payments of $19.75 million had been made on the anniversary of the respective dates of issuance, and convertible notes in the principal amount of $2.5 million had been purchased by us for $1.77 million, leaving convertible notes in the principal amount of $14.25 million outstanding. As of March 31, 2024, notes to CEF and CEF II in the aggregate principal amount of $15.0 million were outstanding.

Six of the limited partners commenced an action against CEF, us and others, including Mr. Hsu and Mr. Yuan, seeking cash payment of their capital contribution to CEF totaling $3.0 million and other relief, including a declaration that the $45.0 million note to CEF is due and payable. All six of these limited partners settled their actions. One of these limited partners accepted a convertible note.

During the years ended December 31, 2023 and 2022, we made payments on account of the EB-5 notes exchanged for convertible notes in the amount of $3.8 million and $6.05 million, respectively, either as payments of installments of principal due under the convertible notes or to pay the principal amount of the notes at a discount. Such payments were made from our cash flow from operations. We plan to use our cash flow to make any payments necessary to pay the convertible notes as they become due to the extent that the note holders do not exercise their conversion rights under the notes. However, to the extent that we do not have the funds to pay these notes we may use the proceeds of our initial public offering to meet our liquidity needs, including to make such payments.

Other Debt Obligations

We have a loan for $2.0 million from an unrelated party bearing interest rate at 6% per annum which becomes due at June 30, 2024. This loan had been extended periodically since the original maturity date of April 30, 2021.

On February 1, 2021, we received loans pursuant to the PPP Second Draw totaling $1,855,813. The loans were issued to three of our United States subsidiaries and may be entirely or partially forgivable if the loan proceeds are used for eligible expenses which include employee payroll, mortgage interest, rents, utilities and other eligible costs allowed by the Small Business Administration, during the 24-week period beginning on the date of the first disbursement of the loans. For the non-forgivable portion, the loans would be due in five years at a fixed interest rate of one percent per annum with the first payment due 16 months from the date of the first disbursement of the loans. In February and April 2022, $1,852,291 of the loans from the PPP Second Draw were forgiven and in May 2022 the remaining $3,522 of the loans were repaid.

On October 10, 2022, SMX Property LLC, a related party, made unsecured loans to us for $944,077 and $414,581 at an interest rate of 8%, with interest payable quarterly at the end of each quarter. The principal amount plus accrued interest of both notes is due on October 10, 2024. The proceeds of the loans were used to pay the security deposit and lease obligations for one month owed to the new owner of our headquarters building under the new lease agreement and for rent on our headquarters building from June 1, 2022 to October 12, 2022.

Contractual Obligations

Borrowings

Principal maturities for the financing arrangements as of December 31, 2023 are as follows (dollars in thousands):

For the year ending December 31,	Bank and Other Unsecured Loans	EB-5 Loans - Related Party	Notes Payable - Related Party	Convertible Notes	Total
2024	$2,000	$10,000	$1,359	$8,680	$22,039
2025		7,000		4,990	11,990
2026				1,890	1,890
2027				500	500
2028				190	190
Total	$2,000	$17,000	$1,359	$16,250	$36,609

Operating Leases

Future minimum lease commitments for office facilities and equipment for each of the next five years as of December 31, 2023, are as follows (dollars in thousands):

For the year ending December 31,	Related Parties	Others	Total
2024	$133	$1,684	$1,817
2025	133	1,726	1,859
2026	133	1,768	1,901
2027	133	-	133
2028	133	-	133
Thereafter	554	-	554
Total	$1,219	$5,178	$6,397

Employment Agreements

On October 7, 2016, we entered into employment agreements with our chief executive officer, David Hsu, for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreements provide for an annual salary with an increase of not less than 3% and an annual bonus in restricted stock and cash equal to a specified percentage of consolidated revenues for each year. Mr. Hsu’s annual salary for 2023 was $716,431, and his salary for 2024 is at the annual rate of $737,924. We also owe Mr. Hsu $675,000 as the cash payment in connection with his exchange of 1,348,213 restricted shares of common stock for options to purchase 1,428,432 shares of common stock at $5.01 per share and a cash payment of $675,000, which was initially payable by December 15, 2019 and has been extended and is now due commencing on February 27, 2025 in twelve equal monthly installments. In addition, at March 31, 2024, we owed Mr. Hsu $1,833,378, representing deferred salary from 2019, 2020, 2021, 2022, 2023, and 2024 and cash bonuses deferred from 2017 and 2018. Mr. Hsu waived his bonus for 2019, 2020, 2021, 2022, and 2023 as part of the suspension of incentive programs for key employees, and he agreed that the $1,833,378 deferred salary and bonus be paid in twelve equal monthly installments with the first payment becoming due on February 27, 2025.

Cash Requirements

We require substantial funds for our business, and we believe that the net proceeds from our initial public offering, together with cash generated by our operations should enable us to meet our cash requirements for at least the twelve months from the date of this annual report. However, we cannot assure you that we will not require additional funds to meet our commitments or that funds will be available on reasonable terms, if at all. We have significant debt obligations which mature or may mature during the next year. We have extended our loan obligation to an unrelated third party for $2.0 million to June 30, 2024 and, with respect to the loans made under the EB-5 program, as described above, we are seeking to refinance the loans through the issuance of secured subordinated convertible notes to the limited partners of the lenders. We also have obligations to Mr. Hsu described above, approximately $2.5 million of which will be paid in twelve equal monthly installments with the first payment becoming due on February 27, 2025. We cannot assure you that we will be able to negotiate extensions to our loans or refinancing of our EB-5 debt. The willingness of the limited partners of CEF and CEF II to accept convertible notes rather than a cash payment of their investment in the limited partnership may be affected by their perception of our performance and the performance of our common stock as well as their perception that they could get a more favorable result with litigation. If our current liabilities exceed the available cash, including the proceeds of our initial public offering, we will need to obtain alternative financing. We cannot assure you that such financing will be available on acceptable, if any terms, which would impair our ability to develop our business. Our financial statements for the year ended December 31, 2023 have a going concern paragraph.

Critical Accounting Estimates and Policies

The accounting policies described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires the use of significant estimates and judgments by management in preparing the consolidated financial statements. Management estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the estimate requires significant assumptions and changes in the estimate or, the use of alternative estimates, could have a material impact on our results of operations or financial position. For more information on our accounting policies, see "Notes to Consolidated Financial Statements—Note 2. Basis of Presentation and Summary of Significant Accounting Policies."

Impairment assessment of goodwill

Nature of Estimates Required

                At least annually, we are required to assess the carrying value of our long-lived assets and related intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived asset, or group of assets, may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the long-lived assets to the respective estimated future undiscounted cash flows. The estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If our analysis indicates that the carrying value of the long-lived assets is not recoverable on an undiscounted cash flow basis, it recognizes an impairment charge for the amount by which the carrying value exceeds the fair value of the long-lived asset.

Key Assumptions and Approach Used

                Goodwill is tested for impairment at least annually based on certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When assessing goodwill for impairment, we consider the enterprise value and if necessary, the discounted cash flow model, which involves assumptions and estimates, including our future financial performance, weighted-average cost of capital and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in the financial results, a significant decline in the enterprise value relative to our net book value, an unanticipated change in competition or the market share and a significant change in the strategic plans.

                Our China segment did not complete any new projects in 2021, 2022 or 2023; however, we believe it is more likely than not the fair value of our China segment is greater than its carrying value because we believe that we will generate business in 2024 from SPIC and/or other PRC customers with which we are engaged in negotiations.

                Because of the COVID restrictions, we were not able to complete negotiation for new projects with SPIC and with one other potential customer. In China, in order for us to generate business, we need to have face-to-face meetings with the representatives of SPIC or any other potential customers rather than remote meetings such as Zoom. These negotiations were initially deferred from late 2021 until 2022 and further deferred to 2023 as a result of COVID restrictions. We are now engaged in negotiations with respect to new projects for our China segment. In addition, our negotiations were impacted by a temporary spike in panel prices in China, which began to moderate in 2022. Despite the interruption of COVID in China, we believe that the macroeconomic conditions for the solar market in China continues to be strong. China remains the number one market in the world for photovoltaic systems, which includes the solar farms that our China segment designs and builds for third parties. As COVID restrictions eased in late 2022, discussions, negotiations, design work and permitting on potential projects resumed in the first quarter of 2023, although, as of the date of this annual report, we have not entered into any agreements.

Effect if Different Assumptions Used

                Under different assumptions, there could be a likelihood that the fair value of our China segment is less than its carrying value and would require an impairment.

Allowance for credit and loan losses

Nature of Estimates Required

                In adopting ASU 2016-13, we are required to estimate credit and loan losses based on a forward-looking methodology and, if needed, record a reserve for each of the following assets: accounts receivable, customer loans receivable and certain contract assets.

Key Assumptions and Approach Used

                In determining the expected loss, we make assumptions based on historical collection experience, current and forecasted economic and business conditions, and a review of the status of each customer’s financial asset account. Specifically, we estimate loss reserve based on the aging of the financial asset balances and the financial condition of customers and provide for specific allowance amounts for those customers that have a higher probability of default. With respect to our China segment, we review China’s current and future economic conditions along with its political landscape, and how these factors may affect our receivable from SPIC, a state-owned entity. We regularly monitor collection status of these financial assets through account reconciliation, payment tracking, customer’s financial condition and macroeconomics conditions.

Effect if Different Assumptions Used

                We believe that assumptions not based on the use of historical collection experience, current and forecasted economic, political (China segment) and business conditions, and a review of the status of each customer’s financial asset account would be contra to the requirements of ASU 2016-13 and a departure from GAAP.

Income Taxes

Nature of Estimates Required

                As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes for each jurisdiction in which we operate. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheets, including net operating loss and tax credit carryforwards. Certain estimates and assumptions are required to determine whether deferred tax assets can and will be utilized in future periods.

                We take certain tax positions we believe are in accordance with the applicable tax laws. However, these tax positions are subject to interpretation by the Internal Revenue Service, state tax authorities and the courts. We determine uncertain tax positions in accordance with the authoritative guidance.

Key Assumptions and Approach Used

                In determining whether it is more likely than not that all or some portion of net operating loss and tax credit carryforwards can be utilized, we analyze the trend of GAAP earnings and then estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies based on currently enacted tax laws.

                Accounting for tax obligations requires management judgment. We use judgment in determining whether the evidence indicates it is more likely than not, based solely on the technical merits, that a tax position will be sustained, and to determine the amount of tax benefits to be recognized. Judgment is also used in determining the likelihood a tax position will be settled and possible settlement outcomes. In assessing uncertain tax positions we consider, among others, the following factors: the facts and circumstances of the position, regulations, rulings, and case law, opinions or views of legal counsel and other advisers, and the experience gained from similar tax positions. We evaluate uncertain tax positions at the end of each reporting period and make adjustments when warranted based on changes in fact or law.

Effect if Different Assumptions Used

                Should a change in facts or circumstances, including a change in enacted tax legislation, lead to a change in judgment about the ultimate realizability of a deferred tax asset, we would record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes.

Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenue and expenses recorded in the financial statements. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated. For a discussion of current and deferred taxes, net operating losses and tax credit carryforwards, accounting for uncertainty in income taxes, unrecognized tax benefits, and tax disputes, see "Notes to Consolidated Financial Statements—Note 18. Income Taxes."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

The financial statements start on Page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  At December 31, 2023, we were a privately-owned company, not subject to disclosure controls and internal controls over financial reporting required by the Exchange Act for public companies.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

We have adopted an insider trading policy. Our insider trading policy is available on our website and is filed as an exhibit to this annual report.

During the fourth quarter of 2023, we were a privately owned company and disclosure required by Item 9B was not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to our directors and executive officers:

Name	Age	Title
David Hsu	60	Chief executive officer and director
Stephen Brown	64	Chief financial officer
Simon Yuan	69	Director
Wei Yuan Chen	65	Director
Jinxi Lin	64	Director
Wen-Ching (Stephen) Yang, Ph.D.	61	Director
Lei Zhang, Ph.D.	41	Director

David Hsu, together with Simon Yuan and Ching Liu, who was formerly an executive officer and director and is a 5% stockholder, are our founders. Mr. Hsu has served as our chief executive officer and a director since our organization in February 2008. Mr. Hsu has more than 20 years of experience in sales, international business development and management in the automotive and energy industries. Before starting SolarMax in 2008, Mr. Hsu served as a consultant to China Sunergy a leading photovoltaic panel manufacturer and solar energy company. Mr. Hsu received a bachelor’s degree in electrical engineering from Shanghai Jiao Tong University School of Engineering. Mr. Hsu’s solar energy industry experience and his relationships with industry experts qualify him to serve as a director.

Stephen Brown has served as our chief financial officer since May 2017. From 2013 until April 2017, he was chief financial officer of STAAR Surgical Company. Mr. Brown was vice president, global finance of Bausch & Lomb from 2008 until 2013 and chief financial officer of Hoya Surgical Optics from 2007 to 2008. He served in various capacities over a 13-year period with Johnson & Johnson including chief financial officer of the Advanced Sterilization Products division. His 35-year business career also includes the founding of Degree Baby Products, a privately held company that was sold after six years of operations to Johnson & Johnson. Mr. Brown holds an M.B.A. degree from University of California, Los Angeles Anderson School of Management and earned a B.A. degree in Business Administration from California State University, Fullerton.

Simon Yuan, one of our founders, served as a director since February 2008 and chief financial officer from February 2008 until May 2017. In 1989, Mr. Yuan founded Simon& Edward, LLP, a PCAOB registered public accounting firm of which he has been managing partner since its founding. Prior to founding Simon& Edward, Mr. Yuan was employed by Wells Fargo Bank as a senior internal auditor and by the State of California as a tax auditor. Mr. Yuan was also a supervising senior auditor with the international accounting firm of Moore Stephens. Mr. Yuan’s professional experience encompasses more than 30 years of public accounting, with expertise in a broad range of business accounting and auditing, and international taxation, estate planning, business merger and acquisition, and general business consulting. Mr. Yuan is an active leader, officer and participant of many professional and charitable organizations. He is a director of the Sino-American Certified Public Accountants Association and also served as its president in 1998. Mr. Yuan received a Master of Accountancy from Ohio State University. Mr. Yuan’s accounting background, as well as his service as our chief financing officer, qualify him to serve as a director.

Wei Yuan Chen has served as a director since April 2010. Mr. Chen, who is semi-retired, was the chief designer and director for Xing Rong Project Management Company, Shanghai, China, a position he held from 1990 to 2010. In 2002, Mr. Chen received the “Design and Build” of the year award for designing the headquarters of Applied Material, Shanghai, China. Mr. Chen earned his bachelor’s degree from Tsinghua University. Mr. Chen brings to us his project management knowledge and 20 years of experience of implementation and integration of renewable sources into his architectural designs. Mr. Chen’s experience in project management and familiarity with the Chinese market qualify him to serve as a director.

Jinxi Lin has served as a director since 2014. Mr. Lin serves as the chairman of AMD, a publicly traded solar panel manufacturer in Asia and the Middle East and one of our major stockholders. Mr. Lin founded AMD in 2006 and has served as its chairman since its formation. Mr. Lin received his undergraduate degree in business administration from Northwest Polytechnic University. Mr. Lin’s knowledge of the solar industry and the Chinese market qualify him to serve as a director.

Dr. Wen-Ching (Stephen) Yang has been a director since December 2020. Dr. Yang is the founder of Grand Trust International Law Offices and has been the partner-in-charge since 2008. He has also been the chief executive officer of Taoyuan Enterprise Chamber since 2016. Dr. Yang received his bachelor’s and master’s degrees from National Taiwan University and his PhD in economics in law from the law school at Peking University. Dr. Yang was also a research fellow at the John F. Kennedy School of Government at Harvard University. Dr. Yang’s background in economics qualify him as a director.

Dr. Lei Zhang has been a director since November 2020. She has been associate professor, which is a tenured position, in the Department of Mechanical Engineering at the University of Alaska, Fairbanks since July 2018, having been an assistant professor in that department from August 2013 to June 2018. She is co-author of a number of annual books on energy technology and is co-author of a number of articles in her field in peer reviewed journals. Dr. Zhang received her B.Eng. and M.S. in Material Science and Engineering from China University of Mining & Technology, Beijing, and her Ph.D. from Michigan Technological University. Dr. Zhang’s knowledge of the energy industry qualifies her to serve as a director.

All of our executive officers and directors are located in the United States except that two directors (Wei Yuan Chen and Jinxi Lin) are located in China and one director (Wen-Ching (Stephen) Yang) is located in Taiwan. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those directors located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors under United States securities laws. In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions. Therefore, recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Key Employee

Bin Lu, age 54, is the head of our China segment. Mr. Lu has been employed in our China segment since we acquired ZHPV in 2015. Mr. Lu was employed with ZHPV prior to our acquisition of ZHPV. Mr. Lu received a bachelor’s degree from Shanxi University.

Information about the Board of Directors

Our board of directors oversees our business and affairs and monitors the performance of management. In accordance with corporate governance principles, the board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with our chief executive officer and other key executives, by reading the reports and other materials that we send them, and by participating in board and committee meetings. Directors hold office for a term of one year and until their successors have been elected and qualified unless the director resigns or by reasons of death or other cause is unable to serve in the capacity of director.

Terms of Directors

Our directors are elected for a term of one year, until the next annual meeting of stockholders and until their successors are elected and qualified. Pursuant to our bylaws, our officers serve at the pleasure of the board of directors subject to any rights they may have pursuant to employment agreements and applicable law.

Committees of the Board of Directors

Effective upon the effectiveness of the registration statement of which this prospectus is a part, we established an audit committee, a compensation committee and a nominating and corporate governance committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.  Pursuant to the Nasdaq regulations, we are electing to use the phase-in provisions which permit us, during the one-year period following the date of this prospectus, (i) to have a board of directors that is not comprised of a majority of independent directors and (ii) to have one non-independent director on each of our committees.

Audit Committee. Our audit committee consists of Dr. Wen-Ching Yang as chair, Wei Yuan Chen and Simon Yuan.  We have determined that Dr. Yang and Mr. Chen satisfy the “independence” requirements of the Nasdaq Listing Rules and meet the independence standards under Rule 10A-3 under the Exchange Act. We have determined that each of Dr. Yang and Mr. Yuan qualify as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. The audit committee is responsible for, among other things:

•	selecting the independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by the independent registered public accounting firm;

•	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

•	discussing the annual audited financial statements with management and the independent registered public accounting firm;

•	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any special steps taken to monitor and control major financial risk exposures;

•	annually reviewing and reassessing the adequacy of our audit committee charter;

•	meeting separately and periodically with management and the independent registered public accounting firm;

•	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance;

•	establishing procedures for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	reporting regularly to the board.

Our audit committee reviews all proposed related party transactions on an ongoing basis and any such transactions must be approved by the audit committee.

The audit committee has the authority, with the assistance of management, to advise the board and any other board committee if the clawback provisions of the our clawback policy are triggered based upon a financial statement restatement or other financial statement change.

The audit committee also has the responsibility to implement and oversee our cybersecurity and information security policies and periodically review the policies and manage potential cybersecurity incidents.

Compensation Committee. Our compensation committee consists of Wei Yuan Chen, as chair, Lei Zhang, Ph.D. and Jinxi Lin. We have determined that each of Mr. Chen and Dr. Zhang satisfies the “independence” requirements of the Nasdaq Listing Rules. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated upon. The compensation committee is responsible for, among other things:

•	reviewing and approving, or recommending to the board for its approval, the compensation for our chief executive officer and other executive officers;

•	reviewing and recommending to the board for determination with respect to the compensation of our non-employee directors;

•	reviewing periodically and approving any incentive compensation or equity plans, programs or other similar arrangements; and

•	selecting compensation consultant, legal counsel or other adviser only after taking into consideration all factors relevant to that person’s independence from management.

                The compensation committee shall, with the assistance of management, have the authority and responsibility to, either by itself or in coordination with the audit committee, make any determinations and take or authorize the taking of any action contemplated by our clawback policy.

                Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Dr. Wen-Ching Yang, as chair, Wei Yuan Chen and David Hsu. We have determined that Dr. Yang and Mr. Chen satisfy the “independence” requirements of the Nasdaq Listing Rules. Mr. Hsu is our chief executive officer.  The nominating and corporate governance committee assists the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things:

•	recommending nominees to the board for election or re-election to the board, or for appointment to fill any vacancy on the board;

•	reviewing annually with the board the current composition of the board with regards to characteristics such as independence, knowledge, skills, experience, expertise, diversity and availability of service to us;

•	selecting and recommending to the board the names of directors to serve as members of the audit committee and the compensation committee, as well as of the nominating and corporate governance committee itself;

•	developing and reviewing the corporate governance principles adopted by the board and advising the board with respect to significant developments in the law and practice of corporate governance and our compliance with such laws and practices; and

•	evaluating the performance and effectiveness of the board as a whole

Item 11. Executive Compensation

The following table sets forth information regarding the compensation awarded to, earned by, or paid during the years ended December 31, 2023 and 2022 to our chief executive officer and the most highly paid executive officer other than the chief executive officer. These two officers, who are our only executive officers, are referred to as our “Named Executive Officers.”

Summary Compensation Table

		Salary	Cash Bonus	Stock Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation[2]	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
David Hsu,	2023	$716,431	$-	$-	$-	$-	$-	$55,055	$771,486
Chief executive officer[1]	2022	695,564	-	-	-	-	-	53,452	749,016

Stephen Brown,	2023	350,000	-	-	-	-	-	26,896	376,896
Chief financial officer	2022	350,000	-	-	-	-	-	26,896	376,896

[1]

Pursuant to his employment agreement, Mr. Hsu is eligible for an annual bonus in which 70% is payable in stock and 30% is payable in cash. Mr. Hsu waived his bonus for 2023 and 2022 in connection with the suspension of incentive programs for our key employees.

[2]	All other compensation represents the value of paid time off accrued during 2022.

Employment Agreements

On October 7, 2016, we entered into an employment agreement with David Hsu-pursuant to which it agreed to employ Mr. Hsu as our chief executive officer for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. We agreed to include Mr. Hsu as a nominee of the board of directors for election as a director during the term of his agreement, and, upon his election as a director, Mr. Hsu is to serve as chairman of the board. Mr. Hsu’s initial salary was $600,000, with an annual increase of not less than 3%. Mr. Hsu’s employment agreement provides for a salary increases of at least 3% annually and a bonus based on our revenues. Mr. Hsu’s compensation was at the annual rate of $695,564 for 2022 and $716,431 for 2023.  His compensation for 2024 is at the annual rate of $737,924. Mr. Hsu is entitled to an annual bonus based on consolidated revenues for the year in accordance with the following table:

Revenue	Bonus in Dollars or Percentage of Revenues
Less than $30 million	$0
More than $30 million but less than $50 million	$250,000
More than $50 million but less than $100 million	0.55%
More than $100 million but less than $200 million	0.60%
More than $200 million but less than $300 million	0.75%
More than $300 million	1.00%

70% of the bonus payable for any calendar year shall be paid in restricted stock and 30% shall be paid in cash and shall be paid no later than the earlier of (i) 30 days following the issuance of our audited financial statements for the calendar year in which the bonus is earned or (ii) the last business day of December of such next following calendar year. Our audited financial statements shall be deemed to be issued on the date we file our annual report on Form 10-K. The equity component of the bonus shall be based on the average closing market price of the common stock on the principal exchange or market on which the common stock is traded for the period beginning on the first day of the quarter in which the bonus is payable and ending on the third trading day prior to the date payment is made; except that, if the common stock is not publicly traded, the common stock shall be valued at the most recent price at which the common stock was sold in a private placement to non-affiliated investors. The restricted stock will vest immediately on issuance. Mr. Hsu waived his bonus for 2023 and 2022 in connection with the suspension of incentive programs for our key employees.  Mr. Hsu is eligible for restricted stock grants or stock options, which shall not exceed 1.5% of our outstanding common stock prior to the grant. The agreement also provides Mr. Hsu with $2.0 million of life insurance, medical and dental insurance and long-term disability insurance providing monthly benefits of not less than $25,000. In the event of Mr. Hsu’s termination in the event of his disability or death, we will pay Mr. Hsu or his beneficiary severance payments or death benefits equal to his highest compensation, which is his salary plus bonus, during the three calendar years prior to the year in which the termination of employment for disability or death occurs, multiplied by the number of full years Mr. Hsu has been employed by us. Mr. Hsu’s employment commenced in February 2008. These termination payments shall be made in annual installments, each equal to one year’s total compensation. In the event of a termination not for cause, by Mr. Hsu for good cause or termination of employment within 18 months of a change of control, we shall pay Mr. Hsu, a lump sum termination payment equal to two times his highest annual compensation for the three years preceding the year in which the termination of employment occurs multiplied by the number of full years that Mr. Hsu was employed by us. In connection with Mr. Hsu’s exchange of 674,107 restricted shares for options to purchase 1,428,432 shares of common stock at $5.01 per share and 674,107 restricted shares for a cash payment of $675,000, which was initially payable by December 15, 2019 and was paid from the proceeds of our initial public offering.  In addition, at December 31, 2023, we owed Mr. Hsu $1,712,770, representing deferred salary from 2019, 2020, 2021, 2022 and 2023 and cash bonuses deferred from 2017 and 2018. Mr. Hsu agreed that this deferred salary and bonus be paid in twelve equal monthly installments, the first payment becoming due on the February 27, 2025.

We have an employment agreement dated March 23, 2017 with Stephen Brown pursuant to which we pay Mr. Brown an annual salary of $350,000 and, on May 1, 2017, we granted him an option to purchase 199,736 shares at $5.01 per share. Mr. Brown’s agreement provides that his employment is at will.

Clawback Policy

Our board of directors adopted a clawback policy covering our executive officers. An executive officer is our chief executive officer, president, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice-president in charge of a significant principal business unit, division, or function (such as sales, administration, or finance), any other officer who performs a policy-making function, or any other person who performs similar policy-making functions for us.  As of the date of this annual report, our only executive officers are our chief executive officer and our chief financial officer.  The clawback policy relates to incentive-based compensation, which is any compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure.  The clawback policy covers the recovery of incentive-based compensation from an executive officer only in the event that we are required to prepare an accounting restatement due to the material noncompliance of our financial reporting requirement under the United States securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.  Questions as to “materiality” will be made by the Compensation Committee in coordination with the Audit Committee.

The incentive-based compensation subject to recovery is the incentive-based compensation received during the three completed fiscal years immediately preceding the date that we are required to prepare an accounting restatement as described above, provided that the person served as an executive officer at any time during the performance period applicable to the incentive-based compensation in question provided that the clawback policy shall only apply if the incentive-based compensation is received while we have a class of securities listed on Nasdaq and on or after October 2, 2023.   David Hsu, our chief executive officer, has an employment which provides for incentive-based compensation during the year ended December 31. 2023; however, Mr. Hsu waived his bonus for 2023.in connection with the suspension of incentive programs for our key employees.

Employee Benefit Plans

In October 2016, our board of directors adopted, and in November 2016, our stockholders approved, the 2016 Long-Term Incentive Plan (the “Plan”), pursuant to which a maximum of 3,810,949 shares of common stock may be issued pursuant to restricted stock grants, incentive stock options, non-qualified stock options and other equity-based incentives may be granted. In March 2019, the board and stockholders approved an increase in the number of shares subject to the plan to 8,988,084.

As of December 31, 2023, there were outstanding options to purchase a total of 6,295,858 shares of common stock at an average exercise price of $5.01, including options granted prior to the adoption of the Plan.  The following table sets forth information as to options held by our officers, directors and 5% stockholders.

Name	Shares
David Hsu	1,428,432
Simon Yuan	1,269,717
Ching Liu	1,058,098
Stephen Brown	199,736
Bin Lu	110,854
Total	4,066,837

The grantees of the restricted stock grants have all rights of ownership with respect to the shares, including the right to vote the shares and to receive dividends and distributions with respect to the shares until and unless a forfeiture event shall occur; provided, however, that prior to a forfeiture termination event, (i) the grantees shall have no rights to sell, encumber or otherwise transfer the shares, and (ii) any shares of any class or series of capital stock which are issued to the grantee as a holder of the shares as a result of a stock dividend, stock split, stock distribution, reverse split, recapitalization, or similar event, shall be subject to the same forfeiture provisions as the shares. A forfeiture termination event shall mean such date as is six months following a public stock event, which is the vesting date with respect to the shares. The definition of a public stock event includes the effectiveness of the offering. The shares are forfeited and are to be conveyed to us for no consideration if a public stock event has not occurred by April 30, 2024, although the board of directors has the right to extend that date.

Outstanding Equity Awards

The following table sets forth information as to outstanding equity awards at December 31, 2023 for the Named Executive Officers:

	Option awards						Stock awards
	Shares underlying unexercised option # exercisable	Shares underlying unexercised option # unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares that have not vested	Market value of shares that have not vested	Equity incentive plan awards: number of unearned shares or other rights that have not vested
David Hsu		1,428,432	[1]	-	$5.01	02/12/34	-	-	-
Stephen Brown	149,802	49,934		-	5.01	04/30/27	-	-	-

[1]	These options will become exercisable in two installments, commencing August 12, 2024.

Director Compensation

The following table sets forth information as to the compensation paid to our directors in 2023, other than those named in the Summary Compensation Table:

Name	Cash Compensation	Stock Awards	Total
Wei Yuan Chen	-	-	-
Jinxi Lin	-	-	-
Simon Yuan	-	-	-
Dr. Wen-Ching (Stephen) Yang	-	-	-
Lei Zhang, Ph.D.	-	-	-

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

                The following table sets forth information with respect to the beneficial ownership of our common stock as of April 11, 2024 by:

•	each person known to us to beneficially own 5% or more of our common stock;

•	each director;

•	each of our Named Executive Officers; and

•	all officers and directors as a group.

All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholders, directors or executive officers, as the case may be. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise of options, warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of April 11, 2024. Unless otherwise noted, the mailing address of each listed beneficial owner is 3080 12th Street, Riverside, California 92507.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage
David Hsu	4,032,298	8.9%
Jinxi Lin[2]	3,566,700	7.8%
Changzhou Almaden Co. Ltd.[2]	3,566,700	7.8%
Ching Liu[3]	2,509,292	5.5%
Simon Yuan	2,197,088	4.8%
Wei Yuan Chen	1,757,670	3.9%
Dr. Wen-Ching (Stephen) Yang[4]	1,098,544	2.4%
Lei Zhang, Ph.D.	-	0%
Stephen Brown[5]	199,736	*
All officers and directors as a group[2,5,6] (seven individuals beneficially owning stock)	12,852,036	28.3%

*	Less than 1%

[1]	The percentages are based on 45,447,183 shares which includes common stock outstanding of 45,247,447 shares and Mr. Brown’s option to purchase 199,736 shares of common stock.

[2]

The shares beneficially owned by Jinxi Lin represent the 3,566,700 shares owned by AMD, of which Mr. Lin is chairman and chief executive officer and has the right to vote and dispose of the shares. The address for Mr. Lin and AMD is No. 639, Qinglong East Road, Changzhou, Jiangsu, China.

[3]	The address for Ching Liu is 2810 Steeplechase Lane, Diamond Bar, CA 91765

[4]	Includes 349,537 shares of common stock owned by Dr. Yang’s wife, as to which he disclaims beneficial interest.

[5]	Shares beneficially owned by Mr. Brown represents an option to purchase 199,736 shares of common stock.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his or her name.

Options held by Mr. Hsu, Ms. Liu and Mr. Yuan, which become exercisable August 12, 2024, are not reflected in the table since they are not exercisable within 60 days of April 11, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

EB-5 Notes

On January 3, 2012, CEF entered into a loan agreement with SREP, one of our United States subsidiaries, pursuant to which CEF agreed to make loans to the subsidiary in an amount not to exceed $45 million. CEF advanced $45 million pursuant to the agreement. On August 26, 2014, CEF II entered into a loan agreement with LED, another United States subsidiary, for up to $13,000,000. CEF II advanced $10.5 million pursuant to the agreement. The proceeds of the loans were used by our subsidiaries for their operations. The loans from CEF and CEF II accrue interest at 3% per annum, payable quarterly in arrears. The loans are secured by a security interest in the accounts and inventory of the borrowing subsidiary. CEF and CEF II are limited partnerships, the general partner of which is Inland Empire Renewable Energy Regional Center, LLC (“Inland Empire”). Inland Empire is owned by David Hsu, our chief executive officer and a director, Ching Liu, our former executive vice president and director and a 5% stockholder, and Simon Yuan, a director. The limited partners of both CEF and CEF II are unaffiliated investors who made a capital contribution to CEF or CEF II pursuant to the United States EB-5 immigration program and are not related parties. The EB-5 immigrant investor visa is a federal program that grants green cards and a path to citizenship to foreign investors who invest at least $500,000 toward job-creating projects. Under this program, which is administered by the United States Customs and Immigration Service, entrepreneurs (and their spouses and unmarried children under 21) are eligible to apply for a green card (permanent residence) if they make the necessary investment in a commercial enterprise in the United States and plan to create or preserve 10 permanent full-time jobs for qualified United States workers. We are a commercial enterprise that creates permanent full-time jobs in the United States.

The loans from CEF and CEF II become due, as to the investment of each limited partner, four years from the date of the loan and may be extended as may be necessary to meet applicable USCIS immigrant investor visa requirements, which will be the date that the limited partner is eligible for a green card. Under the limited partnership agreements for CEF and CEF II, the limited partners may demand repayment of their capital account when the petition is approved, which demand may trigger a maturity of the loan from CEF or CEF II in the amount of the limited partner’s investment. The initial four-year term of notes in the principal amount of $55.5 million, which were issued to CEF and CEF II, and had expired prior to December 31, 2023 and are on extension until the limited partner meets applicable immigrant investor visa requirements. We cannot determine the period of the extensions. As of March 31, 2024, limited partners whose capital contributions funded loans of $41.5 million had received their green card approval and their extensions expired and one limited partner whose capital contribution funded $500,000 had withdrawn from CEF II and his capital contribution was returned. The petitions of limited partners of CEF whose capital contribution funded loans of $3.5 million are pending.

As the loans matured and the limited partners requested return of their capital contribution, we offered the limited partners, in lieu of the payment by the limited partnership, a convertible note with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to CEF. As of March 31, 2024, we had issued convertible notes in the principal amount of $36.5 million to former limited partners of CEF, of which principal payments of $19.75 million had been made on the anniversary of the respective dates of issuance, and convertible notes in the principal amount of $2.5 million had been purchased by us for $1.77 million, leaving convertible notes in the principal amount of $14.25 million outstanding. As of March 31, 2024, notes to CEF and CEF II in the aggregate principal amount of $15.0 million were outstanding.

Six of the limited partners commenced an action against CEF, SolarMax and others, including Mr. Hsu and Mr. Yuan, seeking cash payment of their capital contribution to CEF totaling $3.0 million and other relief, including a declaration that the $45.0 million note to CEF is due and payable. All six of these limited partners settled their actions. One of these limited partners accepted a convertible note for $500,000, the amount of his claim.

Interest expense on the loans from CEF and CEF II were approximately $0.5 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

Other Related Party Loan

On October 10, 2022, SMXP made unsecured loans to us for $944,077 and $414,581 at an interest rate of 8%, with interest payable quarterly at the end of each quarter. The principal amount plus accrued interest of both notes is due on October 10, 2024. The proceeds of the loans were used to pay the security deposit and lease obligations for one month owed to the new owner of our headquarters building under the new lease agreement and for rent on our headquarters building from June 1, 2022 to October 12, 2022. David Hsu, our chief executive officer and a director, Ching Liu, formerly our executive vice president and a director and currently a 5% stockholder, and Simon Yuan, a director, are the principal management group of SMXP.

Prior to October 2022, we leased our headquarters from SMXP. The annual rate under the lease was approximately $1.5 million plus common area charges. In October 2022, SMXP sold its interest in the building to 3080 Landlord, an unrelated party, and we entered into a net lease agreement with 3080 Landlord to lease the property until December 31, 2026. Under our prior lease with SMXP, we leased that portion of the building that we used. Under the lease with 3080 Landlord, we lease the entire building and we have the right to sublease space in the property with the consent of the landlord, such consent not to be unreasonably withheld. Rent for the first lease year is at the annual rate of $1.6 million and increases 3% per year. Since the lease is a net lease for the entire building, we are responsible for all of the operating expenses of the building.

On October 10, 2022, SMXP made unsecured loans to us for $944,077 and $414,581 at an interest rate of 8%, with interest payable quarterly at the end of each quarter. The principal amount plus accrued interest of both notes is due on October 10, 2024. The proceeds of the loans were used to pay the security deposit and lease obligations for one month owed to the new owner of our headquarters building under the new lease agreement and for rent on our headquarters building from June 1, 2022 to October 12, 2022. David Hsu, our chief executive officer and a director, Ching Liu, formerly our executive vice president and a director and currently a 5% stockholder, and Simon Yuan, a director, are the principal management group of SMXP.

Contemporaneously with the sale by SMXP of the building to 3080 Landlord and the lease with 3080 Landlord, we issued two two-year 8% notes to SMXP. Both notes provide for quarterly payments of interest during the term with the principal being due at maturity. One note, in the principal amount of $414,581, was issued to pay rent due under our former lease with SMXP for the period, which terminated when SMXP sold the property to 3080 Landlord, at which time we entered into a new lease with 3080 Landlord. The second note, for $944,077 was issued in respect of a loan from SMXP to finance our security deposit ($809,209) and one month’s rent under our lease with 3080 Landlord. Payment of the notes is due in October 2024.

Related Party Leases

We have a lease for our Diamond Bar, California office with Fallow Field, LLC. Fallow Field, LLC, a related party. The lease commenced on November 1, 2016 and has a ten year term with one five-year renewal option. The initial annual base rent is $229,272 plus the Company’s share of utilities. Fallow Field is owned by Mr. Hsu, Ms. Liu and a minority stockholder.

For the years ended December 31, 2023 and 2022, total related party rental expenses included in general and administrative expenses for the Riverside, California corporate headquarters and the Diamond Bar, California office, were approximately $0.1 million and $1.2 million, respectively.

Equity Transactions with Officers and Directors

In October 2016, the board of directors granted 3,810,949 shares, of which 3,045,963 shares were granted to officers and directors. The following table set forth information relating to the restricted stock grants to officers and directors.

Name	No. of Restricted Shares
David Hsu	1,348,213
Ching Liu[1]	998,676
Simon Yuan	599,206
Chung Jen Tsai[2]	99,868

____________

1 Ms. Liu resigned as an officer and director on February 24, 2020.

2 Mr. Tsai resigned as a director on July 6, 2020.

On March 23, 2019, the board of directors:

•

Granted to the holders of 1,184,434 restricted shares, including Mr. Yuan and Mr. Tsai, the right to exchange their restricted shares for a ten-year option to purchase 2.119 shares of common stock at $5.01 per share for each share of restricted stock exchanged; and

•

Granted to Mr. Hsu, Ms. Liu and one other employee, who held 1,348,213, 998,676 and 199,736 restricted shares, respectively, the right (a) to exchange 50% of their restricted shares for a ten-year option to purchase 2.119 shares of common stock at $5.01 per share for each share exchanged and (b) transfer to us 50% of their restricted shares for $1,275,000, or $1.01 per share. These payments were initially due in December 2019 and the payment date was extended and we made these payments from the proceeds of our initial public offering.

Pursuant to their exchange agreements with us, we granted Mr. Yuan, a director, an option to purchase 1,269,717 shares and Mr. Tsai, who was a director, an option to purchase 211,620 shares in exchange for their restricted shares.

Pursuant to their exchange agreements with us, Mr. Hsu converted 674,107 shares of common stock into options to purchase 1,428,432 shares of common stock and transferred 674,107 of his restricted shares stock to us for $675,000, and Ms. Liu converted 499,338 of common stock into options to purchase 1,058,098 shares of common stock and transferred 499,338 shares of common stock to us for $500,000. The payments to Mr. Hsu and Ms. Liu were initially to have been paid by December 15, 2019, which date has been extended several times and the payments were made from the proceeds of our initial public offering.

Director Independence

We believe that three of our directors, Mr. Chen, Dr. Yang and Dr. Zhang, are independent directors using the Nasdaq definition of independence.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed Marcum LLP, by our registered independent public accounting firm, for 2023 and 2022 for the categories of services indicated.

	Year Ended December 31,
	2023	2022
Audit fees	645,810	642,685
Audit – related fees	41,200	41,200

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and our registration statement on Form S-1 relating to our initial public offering.

Audit-related fees consist of fees related to the annual audit of the standalone financial statements of a subsidiary.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Since we do not have an audit committee, the pre-approval is made by the board of directors. Our board approved all services that our independent accountants provided to us in the past two fiscal years.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statement

Exhibits

Exhibit number	Description
3.1	Amended and Restated Articles of Incorporation, as amended.[1]
3.2	Amended and Restated Bylaws.[1]
10.1	Employment agreement dated October 7, 2016 between the Company and David Hsu.1†
10.2	Separation and Release Agreement dated October 1, 2020, by and between the Company and Ching Liu[1]
10.3	Form of restricted stock agreement.1†
10.4	2016 Long-term incentive plan. 1†
10.5	Loan agreement dated August 26, 2014, between Clean Energy Funding II, LP and SolarMax LED, Inc.[1]
10.6	Loan agreement dated January 3, 2012, between Clean Energy Funding, LP (“CEF”) and SolarMax Renewable Energy Provider, Inc. (“SREP”)[1]
10.7	Lease agreement dated October 13, 2022 between the Company and 3080 12th Street, LLC.[1]
10.8	Lease dated September 1, 2016 between Fallow Field, LLC and the Company.[1]
10.9	Lease dated as of September 1, 2016 between Fallow Field, LLC and SolarMax LED, Inc. (U.S.A.).[1]
10.10	Form of restricted stock exchange agreement for option[1]
10.11	Form of restricted stock exchange agreement for option and cash[1]
10.12	Client Service Agreement dated October 14, 2019 between SolarMax Renewable Energy Provider, Inc. and Insperity PEO Services, L.P. and Client Service Agreement Terms & Conditions[1]
10.13	Client Service Agreement dated October 14, 2019 between SMX Capital, Inc. and Insperity PEO Services, L.P. and Client Service Agreement Terms & Conditions[1]
10.14	Client Service Agreement dated October 14, 2019 between SolarMax LED, Inc. and Insperity PEO Services, L.P. and Client Service Agreement Terms & Conditions[1]
10.15	Promissory note dated October 24, 2019 payable to SMX Property, LLC[1]
10.16	Form of exchange agreement among CEF, SREP, the issuer and the limited partners of CEF[1]
10.17	Form of 4% secured subordinated convertible note issued by the issuer and SREP to limited partners of CEF pursuant to the exchange agreement (Exhibit 10.71)[1]
10.18	Exchange agreement dated March 27, 2019 between and Company and David Hsu[1]
10.19	Exchange agreement dated March 27, 2019 between the Company and Ching Lui[1]
10.20	Promissory note dated October 10, 2022 issued by the Company to SMX Property, LLC. For $944,076.88.[1]
10.21	Promissory note dated October 10, 2022 issued by the Company to SMX Property, LLC. For $414,580.65.[1]
10.22	Letter agreement dated August 30, 2022 between the Company and Yue Lian Liang extending maturity date of note.[1]
10.23	Letter agreement dated March 13, 2024 between the Company and David Hsu deferring payment of deferred compensation[2].
14.1	Code of Ethics[2]
19.1	Insider Trading Policy[2]
21.1	List of Subsidiaries.[1]
23.1	Consent of Marcum LLP[2]
24.1	Power of Attorney[3]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[2].
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[2]
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.[2]
97.1	Clawback policy[2]
101.INS	Inline XBRL Instance Document.[2]
101.SCH	Inline XBRL Taxonomy Extension Schema Document.[2]
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.[2].
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.[2]
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.[2]
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.[2].
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) [2]

[1]	Filed as an exhibit to the Company’s registration statement on Form S-1, File No. 333-266206 and incorporated herein by reference.
[2]	Filed herewith.
[3]	Included in the signature page
†	Compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

*

Date: April 16, 2023	SOLARMAX TECHNOLOGY, INC.

	By:	/s/ David Hsu
	Name:	David Hsu
	Title:	Chief Executive Officer
(Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Hsu	Chief executive officer and director (principal executive officer)	April 16, 2024
David Hsu

/s/ Stephen Brown	Chief financial officer (principal financial officer)	April 16, 2024
Stephen Brown

/s/ Simon Yuan	Director	April 16, 2024
Simon Yuan

/s/ Jinxi Lin	Director	April 16, 2024
Jinxi Lin

/s/ Wei Yuan Chen	Director	April 16, 2024
Wei Yuan Chen

/s/ Wen-Chang (Stephen) Yang	Director	April 16, 2024
Wen-Chang (Stephen) Yang

/s/ Lei Zhang	Director	April 16, 2024
Lei Zhang

SolarMax Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SolarMax Technology, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarMax Technology, Inc. (the “Company”) as of December 31, 2023 and 2022 the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and schedule of condensed financial information of parent as of December 31, 2023 and 2022 and for each of the two years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency and will need to expand its existing business and customer base, and exchange of long-term debt for convertible notes to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB . Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

Costa Mesa, California

April 16, 2024

SolarMax Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2023 and December 31, 2022

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$2,539,312	$3,821,952
Accounts receivable, net	4,176,322	5,933,477
Contract assets	549,118	4,701,498
Receivable from SPIC and project companies (Note 2)	3,728,865	3,822,123
Customer loans receivable, current, net	2,212,574	3,437,634
Inventories, net	1,341,397	3,404,902
Other receivables and current assets, net	5,373,997	3,964,259
Total current assets	19,921,585	29,085,845
Property and equipment, net	291,416	444,173
Operating lease right-of-use assets	5,411,820	6,884,362
Goodwill	7,584,779	7,774,472
Investments in unconsolidated solar project companies	9,698,308	9,054,759
Customer loans receivable, noncurrent, net	4,322,942	6,842,805
Deferred tax assets	189,226	107,628
Restricted cash, noncurrent	354,504	346,999
Other assets	880,621	937,185
Total assets	$48,655,201	$61,478,228

SolarMax Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2023 and December 31, 2022 (Continued)

	December 31, 2023	December 31, 2022

Liabilities and stockholders' deficit
Current liabilities:
Notes and accounts payable	$3,384,195	$2,231,432
Operating lease liabilities, current	1,497,555	1,523,106
Bank and other unsecured loans, current	2,000,000	2,033,451
Secured loans from related parties, current	11,358,658	10,500,000
Secured convertible notes, current	8,680,000	6,300,000
Contract liabilities	-	4,036,348
Accrued expenses and other payables	16,480,896	19,888,329
Total current liabilities	42,042,646	46,512,666
Operating lease liabilities, noncurrent	4,078,569	5,469,703
Secured loans from related parties, noncurrent, net of debt discount and issuance costs	7,000,000	8,858,658
Secured convertible notes, noncurrent, net of debt discount and issuance costs	7,269,768	13,295,829
Other liabilities	2,793,388	3,548,921
Total liabilities	64,543,029	77,685,777
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Common stock, par value $0.001 per share; 297,225,000 shares authorized, 40,983,881 shares issued, and 39,735,536 shares outstanding as of December 31, 2023 and December 31, 2022	40,984	40,984
Additional paid-in capital	55,786,634	55,786,634
Treasury stock, at cost, 1,248,345 shares at December 31, 2023 and December 31, 2022	(1,808,889)	(1,808,889)
Accumulated deficit	(68,623,969)	(69,058,755)
Accumulated other comprehensive loss	(1,282,588)	(1,167,523)
Total stockholders’ deficit	(15,887,828)	(16,207,549)
Total liabilities and stockholders’ deficit	$48,655,201	$61,478,228

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022
Revenues	$54,139,330	$44,718,030
Cost of revenues	42,990,393	37,236,493
Gross profit	11,148,937	7,481,537
Operating expenses:
General and administrative	9,507,293	14,370,085
Selling and marketing	1,157,793	1,081,264
Total operating expense	10,665,086	15,451,349
Operating income (loss)	483,851	(7,969,812)
Other income (expense):
Interest income	68,853	61,617
Interest expense	(1,576,749)	(1,826,934)
Equity in income of solar project companies	864,132	493,648
Gain on debt extinguishment	26,821	1,946,635
Gain on early termination of lease	4,212	1,079,117
Other income (loss), net	499,472	(616,117)
Total other income (expense)	(113,259)	1,137,966
Income (loss) before income taxes	370,592	(6,831,846)
Income tax provision (benefit)	(64,194)	41,432
Net income (loss)	$434,786	$(6,873,278)
Net income (loss) per share
Basic	$0.01	$(0.17)
Diluted	$0.01	$(0.17)
Weighted average shares used to compute net income (loss) per share
Basic	39,735,536	39,735,536
Diluted	40,025,153	39,735,536

See accompanying notes to consolidated financial statements.

F-4

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022
Net income (loss)	$434,786	$(6,873,278)
Other comprehensive loss
Foreign currency translation adjustments	(115,065)	(886,993)
Total comprehensive income (loss)	$319,721	$(7,760,271)

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2022	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(69,058,755)	$(1,167,523)	$(16,207,549)
Net income	-	-	-	-	-	-	-	434,786	-	434,786
Currency translation adjustments	-	-	-	-	-	-	-	-	(115,065)	(115,065)
Balance at December 31, 2023	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,623,969)	$(1,282,588)	$(15,887,828)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2021	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(62,185,477)	$(280,530)	$(8,447,278)
Net loss	-	-	-	-	-	-	-	(6,873,278)	-	(6,873,278)
Currency translation adjustments	-	-	-	-	-	-	-	-	(886,993)	(886,993)
Balance at December 31, 2022	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(69,058,755)	$(1,167,523)	$(16,207,549)

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022

Operating activities
Net income (loss)	$434,786	$(6,873,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	180,670	277,932
Amortization of loan discounts on customer loan receivables	(53,909)	(147,050)
Amortization of debt discount and debt issuance costs	180,760	171,775
Amortization of operating lease right-of-use assets	1,432,343	1,094,234
Provision for (recovery of) credit losses and loan losses	56,751	61,744
Provision for excess and obsolete inventories	110,863	70,364
Provision for warranty, customer care and production guaranty	639,279	536,494
Equity in income of investment in excess of distribution received	(864,132)	(493,648)
Deferred income tax provision	(84,194)	(92,740)
Gain on disposal of property and equipment	(21,449)	(80,290)
Gain on debt extinguishment	(26,821)	(1,946,635)
Gain on early termination of lease	(4,212)	(1,079,117)
Write off of capitalized merger costs	-	3,377,526
Other	295,348	-
Changes in operating assets and liabilities:
Accounts receivable	1,536,755	(3,095,068)
Contract assets	4,152,380	(2,140,577)
Unbilled receivables	-	4,814,095
Receivables from SPIC and project companies	372,247	8,078
Customer loans receivable	3,849,570	5,531,086
Inventories	1,952,642	(119,384)
Other receivables and current assets	(1,404,001)	(1,098,423)
Other assets	27,283	25,644
Notes and accounts payable	1,152,763	(2,580,829)
Operating lease liabilities	(1,372,274)	(1,091,303)
Contract Liabilities	(4,036,348)	2,649,370
Accrued expenses and other payables	(2,940,629)	(236,644)
Other liabilities	(1,379,324)	485,073
Net cash provided by (used in) operating activities	$3,814,900	$(1,971,571)

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022 (Continued)

	Years Ended December 31,
	2023	2022

Investing activities
Issuance of note receivable to SPAC and Sponsor	$-	$(288,856)
Purchase of property and equipment	(27,999)	(83,466)
Proceeds from disposal of property and equipment	21,449	91,798
Net cash used in investing activities	(6,550)	(280,524)
Financing activities
Principal repayment on convertible notes	(4,800,000)	(7,050,000)
Principal repayment on borrowings	(33,451)	(68,240)
Repayment on equipment capital lease	(15,488)	(25,396)
Payments related to Uonone acquisition contingency (Note 14)	(6,841,501)	(356,329)
Proceeds from Uonone acquisition contingency (Note 14)	6,644,817	-
Net cash used in financing activities	(5,045,623)	(7,499,965)
Effect of exchange rate	(37,862)	518,737
Net decrease in cash, cash equivalents, and restricted cash	(1,275,135)	(9,233,323)
Cash, cash equivalents, and restricted cash, beginning of year	4,168,951	13,402,274
Cash, cash equivalents, and restricted cash, end of year	$2,893,816	$4,168,951

Supplemental disclosures of cash flow information:
Interest paid (received) in cash	$1,086,314	$1,628,570
Income taxes paid in cash	$177,377	$4,520

Non-cash activities for investing and financing activities:
Right-of-use assets acquired through operating leases	$-	$6,274,652
Right-of-use assets acquired through operating leases, related party	$912,983	$5,165,503
Promissory note issued in lieu of a payable for rent and security deposit	$-	$1,358,658
Convertible notes issued to related parties in lieu of EB-5 loans	$1,000,000	$2,141,342

	As of December 31,
	2023	2022

Cash balance at the beginning of the year:
Cash and cash equivalents	$3,821,952	$9,886,195
Restricted cash, current	-	3,195,731
Restricted cash, noncurrent	346,999	320,348
	$4,168,951	$13,402,274

Cash balance at the end of the year:
Cash and cash equivalents	$2,539,312	$3,821,952
Restricted cash, current	-	-
Restricted cash, noncurrent	354,504	346,999
	$2,893,816	$4,168,951

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

1. Description of Business

SolarMax Technology, Inc. and subsidiary companies (the “Company”) is an integrated solar and renewable energy company. A solar energy system retains the direct current (DC) electricity from the sun and converts it to alternating current (AC) electricity that can be used to power residential homes and commercial businesses. The solar business is based on the ability of the users of solar energy systems to save on energy costs and reduce their carbon imprint as compared with power purchased from the local electricity utility company. The Company was founded in 2008 to engage in the solar business in the United States of America (the “U.S.”) and, following the acquisition in 2015 of Chengdu Zhonghong Tianhao Technology Co., Ltd. (“Chengdu ZHTH”), which is a subsidiary of SolarMax Technology (Shanghai) Co. Ltd. (together with its subsidiaries thereunder, “ZHTH”), and Jiangsu Zhonghong Photovoltaic Electric Co., Ltd. (“ZHPV”), commenced operations in the People’s Republic of China (the “PRC” or “China”). The Company’s business in the PRC is primarily conducted through ZHTH and ZHPV, and their subsidiaries.

The Company operates in two segments – the U.S. operations and the China operations. The Company’s U.S. operations primarily consist of (i) the sale and installation of photovoltaic and battery backup systems for residential and commercial customers, and (ii) sales of LED systems and services to government and commercial users. In the U.S., the Company has four wholly-owned subsidiaries at December 31, 2023 as follows:

•	SolarMax Renewable Energy Provider, Inc., a California corporation (“SREP”)

•	SolarMax Financial, Inc., a California corporation (“SolarMax Financial”)

•	SolarMax LED, Inc., a California corporation (“LED”)

•	SMX Capital, Inc., a New Jersey corporation (“SMX Capital”)

The Company’s China operations consist of identifying and procuring solar farm projects for resale to third parties and performing engineering, procurement, and construction (“EPC”) services primarily for solar farm projects. The Company’s operations in China are conducted through its principal Chinese subsidiaries. The Company’s wholly‑owned subsidiaries outside the U.S. are as follows:

•	Accumulate Investment Co. Ltd (“Accumulate”), a British Virgin Islands corporation. The Company acquired Accumulate as part of its acquisition of Jiangsu Zhonghong Photovoltaic Electric Co., Ltd. (“ZHPV”) in April 2015.

•	SolarMax Technology Holdings (Hong Kong) Limited (“SolarMax Hong Kong”), which was established under the laws of Hong Kong on October 27, 2014.

•	Golden SolarMax Finance Co., Ltd., (“Golden SolarMax”), which was organized under the laws of the PRC on June 1, 2015.

•	Solarmax Technology Holdings (Cayman) Limited (“Solarmax Cayman”), a Cayman Islands limited company formed on May 8, 2017.

Accumulate has one wholly-owned subsidiary, Accumulate Investment Co., Limited (HK), an entity organized under the laws of Hong Kong (“Accumulate Hong Kong”). Accumulate Hong Kong has one wholly-owned subsidiary, ZHPV.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

SolarMax Hong Kong has one wholly-owned subsidiary, SolarMax Technology (Shanghai) Co., Ltd. (“SolarMax Shanghai”), organized under the laws of the PRC and formed on February 3, 2015. SolarMax Shanghai is a wholly foreign-owned entity, referred to as a WFOE. SolarMax Shanghai currently has subsidiaries that are not significant, but forms subsidiaries which acquire permits for solar farms with a view to selling the project subsidiaries pursuant to the terms of agreements with the ultimate buyer, which during 2022 and 2021 was State Power Investment Corporation Guizhou Jinyuan Weining Energy Co., Ltd (“SPIC”), a third party customer. We refer to SolarMax Shanghai and its subsidiaries collectively as ZHTH.

On May 8, 2017, Solarmax Technology Holdings (Cayman) Limited (“Solarmax Cayman”) a Cayman Islands limited company, was formed with 1,000,000,000 shares at a par value of U.S. dollars of $0.01 for an authorized capital of U.S. dollars of $10.0 million. Solarmax Cayman is a 100% owned direct subsidiary of the Company and was created to potentially serve as an intermediate holding company for the Company’s PRC operations for possible future transactions. Though Solarmax Cayman is an active company, it does not currently have any operations.

ZHTH is engaged in project development and its business can provide engineering, procurement and construction (“EPC”) services. Generally, when a buyer of a project is identified, the subsidiary that owns the subsidiary holding the permit (a “project subsidiary”) sells to the buyer the equity in the project subsidiary for that specific solar farm project, and the buyer of the project engages ZHPV for the EPC services. The purchase price for the project subsidiary is an amount generally approximating the subsidiary’s net assets. Accordingly, the Company does not generally generate any material gain or loss from the sale of the project subsidiaries. The sale of the equity in the project subsidiaries is part of the normal course of the Company’s operations in China. Because government regulations prohibit the sale of the permit related to a solar farm, it is necessary for the Company to sell the equity in the project subsidiary to effectuate the transfer of the ownership of a solar farm permit to buyer.

On April 28, 2015, the Company acquired the ownership of Chengdu Zhonghong Tianhao Technology Co., Ltd., through a share exchange agreement among the Company, SolarMax Shanghai and the equity owners of Chengdu Zhonghong Tianhao Technology Co., Ltd. Chengdu Zhonghong Tianhao Technology Co., Ltd. Was formed on March 21, 2014 and Chengdu Zhonghong Tianhao Technology Co., Ltd. Became a wholly-owned subsidiary of SolarMax Shanghai as a result of the acquisition.

Also on April 28, 2015, the Company acquired the ownership of ZHPV through a share exchange agreement between the Company and the holders of the stock of Accumulate. After the acquisition, the Company owns all of the stock of Accumulate, which, in turn, through Accumulate Hong Kong, owns all of the stock of ZHPV. ZHPV was formed on December 31, 2009.

At December 31, 2023 and 2022, the Company’s major subsidiaries and the related core business consist of the following:

•

SREP was established on July 19, 2011 and is engaged in the business of developing, selling and installing integrated photovoltaic systems and energy storage systems for residential and commercial customers in the U.S.

•

SolarMax Financial was established on September 9, 2009 and was engaged in the business of providing secured installment financing to purchasers of residential and commercial photovoltaic systems, and servicing installment sales for SREP and LED customers in the U.S. The Company has not provided financing to purchasers since 2020.

•

SMX Capital was acquired by the Company in June 2011. SMX Capital is engaged in the business of owning and funding renewable energy projects in the U.S. and operates its business through operating leases and power purchase agreements primarily in the commercial markets. Its business is conducted directly and indirectly through a 30% equity interest in three companies. SMX Capital has not been engaged in leasing new systems since 2014 and its primary business is the ownership and maintenance of systems under existing leases.

•

LED was established on July 15, 2013 in connection with the 2013 acquisition of Act One and is engaged in the business of commercial LED light integration projects, customized governmental special projects, commercial consulting projects, as well as battery storage system projects in the U.S.

•	ZHTH is engaged in the business of identifying, procuring and marketing solar energy projects and other roof top solar energy projects in the PRC.

•	ZHPV is engaged in the EPC business for solar energy projects and other roof top solar energy projects in the PRC.

Jiangsu Honghao was organized on September 21, 2015 and is engaged in the business of operating and maintaining solar farms in the PRC.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Termination of Agreement of Merger with SPAC

On October 27, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company; Alberton Acquisition Corporation (“SPAC”), as the Purchaser; and Alberton Merger Subsidiary, Inc., a wholly-owned subsidiary of the SPAC, as Merger Sub. Under the Merger Agreement, Merger Sub was to be merged with and into the Company, following which the Company would continue as the surviving corporation and as a wholly-owned subsidiary of SPAC. As consideration for the merger, the Company’s stockholders were to receive from the SPAC shares of SPAC’s common stock having a value of $300,000,000.

The Merger Agreement also provided that the Company would lend SPAC $60,000 per month for up to six months in connection with the SPAC’s obligation to make payments in connection with the postponement of the date by which the SPAC must complete a business combination, failing which it is to be dissolved. The Merger Agreement was amended several times, and the amendments increased the loans to be made by the Company.  The Company also made additional loans to the SPAC’s sponsor.  The total loans made by the Company to the SPAC and the SPAC’s sponsor were $1,664,447 and $651,369, respectively. On April 20, 2022, the Company terminated the Merger Agreement pursuant to the termination clause provided in the Merger Agreement.

As of December 31, 2022, as a result of the termination of the Merger Agreement,  the Company wrote off the notes receivable from the SPAC in the amount of $1,664,447 and notes receivable from the SPAC’s sponsor in the amount of a $651,369.

Reverse Stock Split

On July 15, 2022, the Company effected a 0.59445-for-one reverse stock split and, in connection with the reverse stock split the Company reduced its authorized common stock to 297,225,000 shares. All share and per share information in these financial statements retroactively reflects the reverse stock split.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

Amounts reported in the consolidated financial statements are stated in U.S. dollars, unless stated otherwise. The functional currency of the Company’s foreign subsidiaries is the Chinese renminbi (“RMB”). These transactions are translated from the local currency into U.S. dollars at exchange rates during or at the end of the reporting period. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements reflect the accounts and operations of the Company. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Company consolidates any variable interest entity (“VIE”) of which it is the primary beneficiary. The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. All of these determinations involve significant management judgments and estimates. The Company has determined that it is not the primary beneficiary in the operational VIE, SMX Property LLC (“SMXP”), and therefore, does not consolidate the financial information of SMXP.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

The Company was the lessee under an operating lease of its Riverside, CA headquarters facility with SMXP (see Note 15 – Related Party Transactions) through October 2022. SMXP is a private entity owned by the Company’s founders, one of whom is the Chief Executive Officer and a Director of the Company, another who is a Director of the Company, and another who is a former officer and director of the Company. The lease term was initially for four years expiring on December 31, 2016, and was extended in September 2016 for a ten-year term, with one five-year renewal option, and was terminated in October 2022 in connection with the sale of the property by SMXP to an unrelated purchaser with whom the Company executed a new master lease. The Company does not have any ownership interest in SMXP. Other than the common ownership and the unsecured loans, the Company does not have any economic arrangements with SMXP such that the Company will have an obligation to support the operations of SMXP. Further, the Company does not have the power to direct and control the activities of SMXP as such power to direct and control resides with SMXP’s principals. Accordingly, the Company is not considered to be the primary beneficiary of SMXP and has not consolidated SMXP.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. See note 16 below regarding the reclassification of sublease income to net against operating leases. These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the cost-based inputs to estimate revenues on long-term construction contracts, the collectability of accounts receivable and loans receivable, the useful lives and impairment of property and equipment, goodwill, the fair value of stock options granted and stock-based compensation expense, the fair value of assets acquired and liabilities assumed in a business combination, warranty and customer care reserve, the valuation of deferred tax assets, inventories and provisions for income taxes. Actual results could differ materially from those estimates.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company’s history of net losses and negative cash flow from operating activities, along with its increased accumulated deficit and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern.

At December 31, 2023, the Company reported a working capital deficit of $23.5 million.  In addition, the accumulated deficit was approximately $68.6 million and the stockholders’ deficiency was approximately $15.9 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities, and significant current debt.

As of December 31, 2023, the Company’s principal sources of liquidity consisted of approximately $2.5 million, of cash and cash equivalents, and estimated cash flow from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities and the net proceeds of its February 2024 initial public offering (See Note 21) are sufficient to meet the Company’s working capital requirements for at least one year from the date of the issuance of the accompanying consolidated financial statements, excluding approximately $20.7 million of debt that is due in the next twelve months. Management is focused on expanding the Company’s existing business, as well as its customer base, including its continuing efforts to generate revenue from non-related parties for its China operations and to continue to increase its United States revenues. The Company is looking to continue to negotiate an exchange of a large portion of the approximately $10.0 million of the current portion of long-term related party loans for convertible notes that mature in periods beyond one year. The Company cannot predict whether it will be successful in these efforts.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

As a result of the above, there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption, or obtain the exchange of any of its current debt and thus maintain sufficient cash balances for its planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. Revenue and cash flow from the Company’s China segment is irregular because of the timing of solar projects and the Company requires significant funds for its operations, particularly during periods when there is little or no revenue or cash flow from projects. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposit accounts and highly liquid investments purchased with an original maturity of six months or less. The standard insurance coverage for non-interest bearing transaction accounts in the U.S. is $250,000 per depositor under the general deposit insurance rules of the Federal Deposit Insurance Corporation.The standard insurance coverage for non-interest bearing transaction accounts in the PRC is RMB 500,000 (approximately $73,000) per depositor per bank under the applicable Chinese general deposit insurance rules.

Restricted Cash

Restricted cash includes cash held to collateralize ACH transactions and outstanding credit card borrowing facilities. In the prior year, restricted cash also collateralized bankers’ acceptances in the PRC, which are promised future payments accepted and guaranteed by a bank and drawn on a deposit at the bank.

Restricted cash at December 31, 2023 and December 31, 2022 consisted of:

	December 31, 2023	December 31, 2022

Deposit held by a China financial institution to secure bankers acceptance	$-	$-
Deposit held by a US financial institution as collateral for ACH transactions and business credit cards – US Segment	354,504	346,999
	354,504	346,999
Less: current portion	-	-
Noncurrent portion	$354,504	$346,999

Accounts Receivable

Accounts receivable are reported at the outstanding principal balance due from customers. In the U.S., accounts receivable substantially include customer billings for the sales of LED products and services. In the PRC segment, accounts receivable represents the amounts billed under the contracts but uncollected on completed construction contracts and construction contracts in process. Accounts receivable are recorded at net realizable value.

The Company maintains allowances for the applicable portion of receivables, including accounts receivable, government rebate receivables and other receivables, represents the Company’s estimate of the current expected loss inherent in accounts receivable as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Once a receivable is deemed to be uncollectible, it is written off against the allowance. The expense related to rebates receivable is recorded as a reduction to revenues.

Contract Assets

The contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date, primarily for the solar energy system sales in the U.S.. The contract assets are transferred to receivables when the rights become unconditional (i.e., when the permission to operate is issued). The contract liabilities primarily relate to the advance consideration received from customers related to the same above solar energy system sales in the U.S., for which the transfer of ownership has not occurred.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Applying the practical expedient in ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), paragraph 340‑40-25-4, the Company recognizes the incremental costs of obtaining contracts (i.e., commission fees) in cost of revenue when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in cost of revenues.

Customer Loans Receivable

In the U.S. segment, the Company offers its customers who meet the Company’s credit eligibility standards the option to finance the purchase of solar energy systems through installment loans underwritten through SolarMax Financial. All loans are secured by the solar energy systems or other projects being financed. The outstanding customer loan receivable balance is presented net of an allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on the customer loans. In determining expected credit losses, the Company considers its historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. Loans offered at the promotional interest rate below the market interest rate are accounted for as loan discounts and are amortized on an effective interest method to interest income over the terms of the loans.

Inventories

Inventories consist of (a) work in progress on solar systems on housing developments and projects not yet sold; and (b) components principally consisting of photovoltaic modules, inverters, construction and other materials, and LED products, all of which are stated at the lower of cost or net realizable value under the first-in first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary.

The estimate for excess and obsolete inventories is based on historical sales and usage experience together with a review of the current status of existing inventories.

Property and Equipment

Property and equipment are initially stated at cost less accumulated depreciation and amortization. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements and solar systems leased to customers are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

The estimated useful lives of the major classification of property and equipment are as follows:

Automobiles	4-5 years
Furniture and equipment	3-10 years
Leasehold improvements	Shorter of the asset’s useful life or lease term
Solar systems leased to customers	Lease term, 10-20 years

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of assets acquired and liabilities assumed. The Company’s goodwill was derived from the acquisitions of businesses in China in April 2015.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

The Company reviews goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. The Company generally performs its annual impairment test of goodwill in the fourth quarter each year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. When assessing goodwill for impairment, the Company early adopted FASB’s guidance in Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other, for its annual testing in December 2017, which simplifies the accounting for goodwill impairment under ASC Topic 350, Intangibles-Goodwill and Other. In determining the reporting unit’s fair value, the Company considers the underlying enterprise value and if necessary, the reporting unit’s discounted cash flow, which involves assumptions and estimates, including the reporting unit’s future financial performance, weighted-average cost of capital and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include a significant decline in the reporting unit’s financial results, a significant decline in the reporting unit’s enterprise value relative to its net book value, an unanticipated change in competition or market share and a significant change in the reporting unit’s strategic plans. For the Company’s goodwill annual testing, management determined that its reporting units are the same as its operating segments. Accordingly, the reporting unit for the goodwill annual testing is the PRC segment.

There was no impairment loss for the years ended December 31, 2023 and 2022.

Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment which include solar energy systems leased to customers.

In accordance with ASC Topic 360, Property, Plant, and Equipment, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset, or group of assets, as appropriate, may not be recoverable. If the aggregate undiscounted future net cash flows expected to result from the use and the eventual disposition of a long-lived asset is less than its carrying value, then the Company would recognize an impairment loss based on the excess of the carrying value over the fair value.

There was no impairment loss on such systems for the years ended December 31, 2023 and 2022.

Investments in Unconsolidated Joint Ventures and Solar Project Companies

The Company’s unconsolidated investments in the U.S. are held directly by the Company as well as through its subsidiary, SMX Capital, and consist of investments in U.S.-based solar limited liability companies: Alliance Solar Capital 1, LLC (“A#1”), Alliance Solar Capital 2, LLC (“A#2”), and Alliance Solar Capital 3, LLC (“A#3”). The Company’s U.S. segment also has an investment in a PRC-based panel manufacturer, Changzhou Holysolar Technology, Co., Ltd, which was renamed to “Changzhou Hongyi New Energy Technology Co., Ltd” on March 10, 2017 (“Changzhou”).

At December 31, 2023 and December 31, 2022, the Company has unconsolidated investments in the PRC related to its 30% non-controlling interests in the project companies for Yilong #2, Xingren and Ancha.

For these investments, the Company does not have the controlling interests but it has the ability to exercise significant influence over the operations and the financial decisions of the investees under the respective operating agreements. In each of the investments, the investee also maintains a separate capital account for each of its investors and accordingly, the Company has a separate capital account at each of the investees. Since the Company has the ability to exercise significant influence over the investees, the Company accounts for each of these investments using the equity method of accounting, under which the Company records its proportionate share of the investee’s profit or loss based on the specified profit and loss percentage. Distributions received from equity method investees are accounted for as returns on investment and classified as cash inflows from operating activities, unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the Company. When such an excess occurs, the current year distribution up to this excess would be considered a return of investment and classified as cash inflows from investing activities.

Since the Company’s investments include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any reporting period, the investment is reviewed to determine if the impairment is other than temporary. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company monitors its investments in unconsolidated entities periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2023 and 2022.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Warranties

Workmanship Warranty

For the sale of solar and battery systems in the U.S., the Company provides a workmanship warranty for 25 years to cover the quality of the Company’s installation. The warranty is designed to cover installation defects and damages to customer properties caused by the Company’s installation of the solar energy systems and battery storage systems which generally are uncovered within 2-3 years after the installation. The 25-year warranty is consistent with the term provided by competitors and is provided by the Company to remain market competitive. The workmanship warranty does not include the product warranties (panels and inverters) which are covered directly by the manufacturers, generally for 25 years on panels and inverters, and 10 years for energy storage systems. The Company determined that its 25-year workmanship warranty for solar energy systems constitutes an assurance-type warranty and should continue to be accounted for under ASC Topic 460, Guarantees, instead of a service-type warranty which should be accounted for under Topic 606.

Quality Warranty for EPC Services

For the PRC segment, the Company provides construction quality warranty on Engineering, Procurement and Construction (“EPC”) services generally for one year after completion. The customer typically retains 3-5% of the contract price which will not be paid to the Company until the expiration of the warranty period which is accounted by the Company as retainage receivable. The Company currently provides a reserve for such potential liabilities based on a nominal percentage of project revenues for the PRC segment in the approximate amount of $249,000 and $255,000 as of December 31, 2023 and December 31, 2022, respectively, which is included in accrued expenses and other liabilities. To date the Company has not incurred significant claims on the quality warranty. The liability is reversed when the warranty period expires.

Production Guaranty

For solar systems sold in the U.S., the Company also warrants that modules installed in accordance with agreed-upon specifications will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by 0.5% every year thereafter throughout the approximate 10-year production guaranty period. In resolving claims under the production guaranty, the Company typically makes cash payments to customers who claim for the production shortfall in power output on an annual basis. The Company currently provides a reserve for the production guaranty at 0.2% of the total solar revenue.

LED Warranties

The Company’s warranty for LED products and services ranges from one year for labor and up to seven years for certain products sold to governmental municipalities. The Company currently provides a warranty reserve for LED sales based on 1.0% of LED revenue.

Other Warranties

In 2016, as a result of the bankruptcy of a Chinese panel supplier from whom the Company purchased solar modules, the Company has reclassified the liability related to unpaid retentions to warranty liability in the amount of $651,000. Since 2016, the Company has not received any claims against the liability and accordingly, the Company reversed the liability against cost of revenue during the third quarter of 2023.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), defines a framework for determining fair value, establishes a hierarchy of information used in measuring fair value, and enhances the disclosure information about fair value measurements. ASC 820 provides that the “exit price” should be used to value an asset or liability, which is the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale at the measurement date. ASC 820 also provides that relevant market data, to the extent available and not internally generated or entity specific information, should be used to determine fair value.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

ASC 820 requires the Company to estimate and disclose fair values on the following three-level hierarchy that prioritizes market inputs.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable, deposits, taxes payable, warranty liability and accrued payroll and expenses approximates fair value because of the short maturity of these instruments.

The following table presents the fair value and carrying value of the Company’s cash equivalents, loans receivable and borrowings as of December 31, 2023:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Cash equivalents	$358,290	$-	$-	$358,290
Customer loans receivable	-	-	6,847,185	6,535,516
Liabilities
Bank and other loans	-	2,000,000	-	2,000,000
Secured loans from related parties	-	-	16,200,860	17,000,000
Secured convertible debt	-	-	13,324,921	15,949,768

The following table presents the fair value and carrying value of the Company’s cash equivalents, loans receivable and borrowings as of December 31, 2022:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Cash equivalents	$901,726	$-	$-	$901,726
Customer loans receivable	-	-	10,953,437	10,280,439
Liabilities
Bank and other loans	-	2,033,451	-	2,033,451
Secured loans from related parties	-	-	16,206,780	18,000,000
Secured convertible debt	-	-	17,697,481	19,595,829

Cash equivalents – Cash equivalents consist of money market accounts and are carried at their fair value.

Customer loans receivable – The fair value of customer loans receivable is calculated based on the carrying value and unobservable inputs which include the credit risks of the customers, the market interest rates and the contractual terms. The Company’s underwriting policies for the customer loans receivable have not changed significantly since the origination of these loans. The overall credit risk of the portfolio also has not significantly fluctuated as evidenced by the minimal historical write-offs, and lastly the market interest rates have remained relatively consistent since the origination of the loans.

Bank and other loans – The fair value of such loans payable had been determined based on the variable nature of the interest rates and the proximity to the issuance date.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Secured loans from related parties – The related party loans were issued at the fixed annual interest rates of 3.0% in the U.S. Segment, and the fair value of the loans has been estimated by applying the prevailing borrowing annual interest rates for a comparable loan term which the Company estimated to be 9.0% to the estimated cash flows through the maturities of the loans.

Secured convertible debt – The secured convertible debt was issued at the fixed annual interest rates of 4.0% in the U.S. Segment, and the fair value of the loans was determined based on the proximity to the issuance date.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and its various updates (“Topic 606”). Revenue is measured based on the considerations specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when the Company satisfies a performance obligation by transferring control over a product or service to a customer.

Taxes assessed by government authorities that are imposed on, or concurrent with, a specific revenue-producing transaction are collected by the Company from the customer and excluded from revenue.

The Company’s principal activities from which the Company generates its revenue are described below.

Revenue from EPC Services

For energy generation assets owned and controlled by the customer, the Company recognizes revenue for sales of EPC services over time as the Company’s performance creates or enhances an energy generation asset controlled by the customer. Furthermore, the sale of EPC services represents a single performance obligation for the development and construction of a single generation asset, which is a complete solar energy project. For such sale arrangements, the Company recognizes revenue using cost-based input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract after consideration of the customer’s commitment to perform its obligations under the contract, which is typically measured through the receipt of cash deposits or other forms of financial security issued by creditworthy financial institutions or parent entities.

Payment for EPC services is made by the customer pursuant to the billing schedule stipulated in the EPC contract which is generally based on the progress of the construction. Once the bills are issued to the customer, the customer generally has 30 days to make the payment on the amount billed less a retainage provision which is approximately 3% to 5%, depending on the contract. The retainage amount is withheld by the customer and is paid at the conclusion of the 12-month warranty period.

In applying cost-based input methods of revenue recognition, the Company uses the actual costs incurred relative to the total estimated costs (including solar module costs) to determine the progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Cost based input methods of revenue recognition are considered a faithful depiction of the Company’s efforts to satisfy long-term construction contracts and therefore reflect the transfer of goods to a customer under such contracts. Costs incurred that do not contribute to satisfying the Company’s performance obligations (“inefficient costs”) are excluded from the Company’s input methods of revenue recognition as the amounts are not reflective of the Company’s transferring control of the solar energy system to the customer. Costs incurred towards contract completion may include costs associated with solar modules, direct materials, labor, subcontractors, and other indirect costs related to contract performance. The Company recognizes solar module and direct material costs as incurred when such items have been installed in a system.

Cost-based input methods of revenue recognition require the Company to make estimates of net contract revenues and costs to complete its projects. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues, including the impact of any performance incentives, liquidated damages, and other payments to customers. Significant judgment is also required to evaluate assumptions related to the costs to complete its projects, including materials, labor, contingencies, and other system costs. If the estimated total costs on any contract, including any inefficient costs, are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues or costs to complete contracts are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. The effect of the changes on future periods are recognized as if the revised estimates had been used since revenue was initially recognized under the contract. Such revisions could occur in any reporting period, and the effects may be material depending on the size of the contracts or the changes in estimates.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

The Company’s arrangements may contain clauses such as contingent repurchase options, delay liquidated damages, rebates, penalties or early performance bonus, most favorable pricing or other provisions, if applicable, that can either increase or decrease the transaction price. The Company has historically estimated variable considerations that decrease the transaction price (e.g., penalties) and recorded such amounts as an offset to revenue, consistent with requirements under Topic 606. Variable considerations that increase the transaction price (e.g., performance bonuses) were historically recognized under Topic 605 on a cash basis as such amounts were not fixed and determinable and collectability was not reasonably assured until paid. However, under Topic 606, the Company needs to estimate and apply a constraint on such variable considerations and include that amount in the transaction price. Because the Company’s historical policies on estimating variable considerations that would decrease the transaction price have largely mirrored the requirements under Topic 606, and because variable considerations that would increase the transaction price have historically been immaterial or would likely be constrained under Topic 606, there is no cumulative effect adjustment. The Company estimates variable considerations for amounts to which the Company expects to be entitled and for which it is not probable that a significant reversal of cumulative revenue recognized will occur.

For energy generation assets not owned and controlled by the customer during the construction, as well as contracts with customers that do not require progress payments during construction and whereby the contracts include restrictive acceptance provisions before any progress payments are made by the customers, the Company recognizes revenues at a point in time when the Company determines it has transferred control to the customer.

PRC Power Purchase Agreements Revenue

Revenues under certain power purchase agreements are recognized based on the output delivered at an agreed upon rate over the contract term. The Company records the revenue under such power purchase agreements during the period under which it has controlling interest in the project subsidiary. Revenue recognition ceases upon the sale and transfer of controlling interest in the project subsidiary to a third party.

Solar Energy and Battery Storage Systems and Components Sales

Revenue recognition associated with sales of solar energy systems, battery storage systems, and other products is recognized over time as the Company’s performance creates or enhances the property controlled by the customer (the asset is being constructed on a customer’s premises that the customer controls).

The Company’s principal performance obligation is to design and install a solar energy system that is interconnected to the local power grid and for which permission to operate has been granted by a utility company to the customer. The Company recognizes revenue over time as control of the solar energy system transfers to the customer which begins at installation and concludes when the utility company has granted the permission to operate.

All costs to obtain and fulfil contracts associated with system sales and other product sales are expensed to cost of revenue when the corresponding revenue is recognized.

For solar energy and battery storage system sales, the Company recognizes revenue using a cost-based input method that recognizes revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated cost of the contract. In applying cost-based input methods of revenue recognition, the Company uses the actual costs incurred for installation and obtaining the permission to operate, each relative to the total estimated cost of the solar energy and battery storage system, to determine the Company’s progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Cost‑based input methods of revenue recognition are considered a faithful depiction of our efforts to satisfy solar energy and battery system contracts and therefore reflect the transfer of goods to a customer under such contracts. Costs incurred towards contract completion may include costs associated with solar modules, battery components, direct materials, labor, subcontractors, and other indirect costs related to contract performance.

In the U.S., the Company sells solar energy and battery storage systems to residential and commercial customers and recognizes revenue net of sales taxes. Customers may pay for these sales in cash or by financing with the Company. Cash sales include direct payments from the customer (including financing obtained directly by the customer), third-party financing arranged by the Company for the customer, and leasing arranged by the Company for the customer through a third party partner.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Direct payments are made by the customer as stipulated in the underlying home improvement or commercial contract which generally includes an upfront down payment at contract signing, payments at delivery of materials and installation ranging from 70% to 85% of the contract price, and the payment of the final balance at the time of the city signoff or when the permission to operate the solar system is granted by a utility company.

For third-party financing arranged by the Company for the customer, direct payments are made by the financing company to the Company based on an agreement between the financing company and the Company, with the majority of the payments made by the time of completion of installation but not later than the date on which the permission to operate the solar system is granted by the utility company.

For a lease through the third party leasing partner, direct payments are made by the leasing partner to the Company based on an agreement between the leasing partner and the Company, which is generally 80% upon the completion of installation and 20% upon the permission to operate is granted.

For customers financing with the Company, the customer receivable, less any down payments, becomes a loan receivable following the grant of the permission to operate the solar system by a utility company, at which time the loan is recorded and the loan interest begins to accrue. Financing terms for sales with financing by the Company are generally made for terms up to 60 months.

LED Product Sales and Service Sales

For product sales, the Company recognizes revenue at a point in time following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For contracts involving both products and services (i.e., multiple performance obligations), the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations. Revenue from services is recognized when services are completed which is upon acceptance by the customer. The standalone selling price of the warranty is not material and, therefore, the Company has not allocated any portion of the transaction price to any performance obligation associated with the warranty.

Payment of products is generally made upon delivery or with a 30 day term. Extended payment terms are provided on a limited basis not to exceed twelve months. Payment of services is due when the services are completed and accepted by the customer. For certain LED product sales, the Company provides the customers with a right of return subject to restocking fees. The Company assessed such rights of return as variable consideration and recognizes revenue based on the amount of consideration the Company expects to receive after returns are made. Based on the Company’s historical experience, the Company has determined the likelihood and magnitude of a future returns to be immaterial and currently has not provided for a liability for such returns on the LED product sales.

For contracts where the Company agreed to provide the customer with rooftop solar energy systems (including design, materials, and installation of the system) in addition to providing LED products and LED installation, these agreements may contain multiple performance obligations: 1) the combined performance obligation to design and install rooftop solar energy system; 2) the performance obligation to deliver the LED products; and, 3) the performance obligation to install the LED products. Topic 606 permits goods and services that are deemed to be immaterial in the context of a contract to be disregarded when considering performance obligations within an agreement. The Company will compare the standalone selling price of the installations and products to the total contract value to determine whether the value of these installations and products is quantitatively immaterial within the context of the contract. Similarly, these services may be qualitatively immaterial in the eyes of the customer. While the customer ordered these products and has received a separate quote for them, they may not be a material driving factor within the agreement for a solar energy system. Further, a reasonable person may not consider providing and installing LED products to be a material part of the arrangement to design and construct a large solar facility. If these products and services are determined to be immaterial within the context of the contract, they will be combined with the performance obligation to design and install the rooftop solar energy system. If management determines that the products and services are determined to be material to the overall project, they would represent a separate performance obligation.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Operating Leases and Power Purchase Agreements (PPAs) in U.S.

From 2010 to 2014, the Company constructed and offered built-to-suit commercial-grade photovoltaic systems for certain commercial and not-for-profit customers in California, Hawaii, Colorado and New Jersey; under long-term leases and PPAs, with terms of up to 20 years. Under these arrangements, the Company owns the systems and receives the 30% upfront federal grant or investment tax credits, as well as any applicable state and utility company rebates on the systems it owns. Upfront grants, rebates and incentives were applied to reduce the cost of the systems. All other annual rebates and performance-based incentive rebates constitute variable consideration and are recognized in revenue when received because, at that point, it becomes probable that a significant reversal in the cumulative amount of revenue recognized will not occur. In connection with the Company’s ownership of solar systems primarily in New Jersey, the Company owns a number of Solar Renewable Energy Certificates (“SREC”). There is currently no assigned monetary value to an SREC and the prices are ultimately determined by market forces within the parameters set forth by the state. The Company recognizes the revenue of the SREC when it is sold.

The Company sells energy generated by PV solar power systems under PPAs. For energy sold under PPAs, which may qualify as a lease, the Company recognizes revenue each period based on the volume of energy delivered to the customer and the price stated in the PPA.

For leases, the Company was considered the lessor of solar energy systems under ASC Topic 840, Leases (“ASC 840”); however, upon the Company’s adoption of ASC Topic 842, Leases (“ASC 842”), the Company is no longer considered the lessor because the Company owns the SRECs related to these solar energy systems, and the counterparty does not receive substantially all of the economic benefits for the use of these energy solar systems. Therefore, these arrangements are not considered leases in accordance with ASC 842.

Loan Interest Income

In the U.S., the Company provides installment financing to qualified customers to purchase residential or commercial photovoltaic systems, energy storage systems, as well as LED products and services. Customer loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by an allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the interest method. The interest method is applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Interest on loans generally continues to accrue until the loans are charged off. Premiums and discounts are recognized as yield adjustments over the term of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is not to hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value. There were no loans held-for-sale at December 31, 2023 and December 31, 2022.

The following table summarizes the Company’s revenue by business line for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022

Solar energy and battery storage systems
Sales on non-installment basis	$50,399,417	$40,348,753
Third-party leasing arrangements	-	100,796
Operating lease revenues	81,774	81,158
Power purchase agreement revenues	41,558	68,348
Total solar energy and battery storage systems	50,522,749	40,599,055
LED projects	3,054,526	3,304,910
Financing related	562,055	814,065
Total revenues	$54,139,330	$44,718,030

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Advertising Costs

The Company charges advertising and marketing costs related to radio, internet and print advertising to operations as incurred. Advertising and marketing costs for the years ended December 31, 2023 and 2022 were $1,157,793 and $1,081,264, respectively.

Income Taxes

The Company accounts for income taxes pursuant to the FASB ASC Topic 740, Income Taxes (“ASC 740”). The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. The Company accounts for the investment tax credits under the flow-through method which treats the credits as a reduction of federal income taxes of the year in which the credit arises or is utilized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. The Company has determined it is more likely than not that its deferred tax assets related to its U.S. operations will not be realizable and has recorded a full valuation allowance against its deferred tax assets. In the event the Company is able to realize such deferred income tax assets in the future in excess of the net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements in accordance with U.S. GAAP. The calculation of the Company’s tax provision involves the application of complex tax rules and regulations within multiple jurisdictions. The Company’s tax liabilities include estimates for all income-related taxes that the Company believes are probable and that can be reasonably estimated. To the extent that the Company’s estimates are understated, additional charges to the provision for income taxes would be recorded in the period in which the Company determines such understatement. If the Company’s income tax estimates are overstated, income tax benefits will be recognized when realized.

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. For the years ended December 31, 2023 and 2022, the Company did not incur any related interest and penalties.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of December 31, 2023 and December 31, 2022, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes.

Comprehensive Income (Loss)

The Company accounts for comprehensive income loss in accordance with ASC 220, Income Statement – Reporting Comprehensive Income (“ASC 220”). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of December 31, 2023 and December 31, 2022 is the currency translation adjustment.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are excluded from the computation of diluted earnings per share for the year ended December 31, 2022 because the effect would be antidilutive.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based payments granted to employees and non-employees, net of estimated forfeitures, over the employee requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. The Company also early adopted ASU 2017‑09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, with respect to changes on terms and conditions of a share-based payment award that occurred in 2019 and thereafter.

Foreign Currency

Amounts reported in the consolidated financial statements are stated in U.S. dollars, unless stated otherwise. The Company’s subsidiaries in the PRC use the Chinese RMB as their functional currency and all other subsidiaries use the U.S. dollar as their functional currency. For subsidiaries that use the local currency as the functional currency, all assets and liabilities are translated to U.S. dollars using exchange rates in effect at the end of the respective periods and the results of operations have been translated into U.S. dollars at the weighted average rates during the periods in which the transactions were recognized. Resulting translation gains or losses are recognized as a component of other comprehensive income (loss).

In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Losses on those foreign currency transactions of approximately $271,000 and $938,000 for the years ended December 31, 2023 and 2022, respectively, are included in other income (expense), net for the period in which exchange rates change.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has two operating and reporting segments (U.S. and PRC) as of December 31, 2023 and December 31, 2022.

Recently Issued Accounting Pronouncements

As an emerging growth company, the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities and Exchange Act of 1934.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update),which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU simplifies the current accounting under ASC 470-20 for convertible debt with a cash conversion feature and convertible instrument with a beneficial conversion feature. As a result, after adopting the ASU, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. An entity can use either a full or modified retrospective approach to adopt the ASU. This ASU is effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The ASU may be early adopted for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company has determined the adoption has no impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively and early adoption is also permitted, including adoption in an interim period. The Company does not plan to adopt this ASU earlier than the effective date but it is currently not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (CODM) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.

The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements.

The Company does not expect that adoption of ASU 2023-07 will have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, though early adoption is permitted.

The Company is currently evaluating the impact of ASU 2023-09 and does not expect that adoption of this standard will have a material impact on the Company’s income tax disclosures.

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of this update is to provide users of financial statements with more useful information by changing the incurred loss methodology for recognizing credit losses to a more forward-looking methodology that reflects expected credit losses. Under this ASU, the Company’s accounts receivable, customer loans receivable and certain contract assets are considered financial assets measured at an amortized cost basis and will need to be presented at the net amount expected to be collected.

The Company adopted ASU 2016-13 on January 1, 2023, using a modified retrospective approach with cumulative effect adjustments to the opening balance of accumulated deficit. In adopting ASU 2016-13 for the financial assets listed above, the Company implemented an expected credit loss allowance methodology for accounts receivable, customer loans receivable, and certain contracts assets using historical collection experience, current and forecasted economic and business conditions, and a review of the status of each customer’s financial asset account. Specifically, the Company estimates loss reserve based on the aging of the financial asset balances and the financial condition of customers and provides for specific allowance amounts for those customers that have a higher probability of default. The Company regularly monitor collection status of these financial assets through account reconciliation, payment tracking, customer’s financial condition and macroeconomics conditions. We apply this expected credit loss allowance methodology to all our financial assets listed above.

For accounts receivable, the Company deemed accounts receivable for the US segment to be immaterial with respect to total assets and any methodology change to the related allowance for credit losses to be immaterial in nature. With respect to its China segment, the Company utilized an expected loss model as it considers factors like current and future economic conditions and China’s political landscape, and how these factors may affect its receivable from SPIC, a state-owned entity. The Company determined that no change was required to the accounts receivable allowance for its China segment. In regard to customer loan receivables, the Company determined that no adjustment to the existing allowance for loan losses was necessary as the current allowance already approximates losses on the remaining term of customer loans and includes a process to identify specific accounts that are expected to result in a loss. Lastly, with respect to contract assets, the Company concluded that no reserve was required as, in majority of instances, contract assets are fully paid upon billing. This is because the Company’s solar system contracts require full payment of the contract before the system can obtain a permit to operate and be turned on. Customers are incentivized to pay in full to benefit from the solar system. Contract assets that are not fully paid are a minority exception, and the Company determined that an allowance would be immaterial to the consolidated financials.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Therefore, the adoption of ASU 2016-13 to implement an expected credit loss allowance methodology did not have a material impact on the Company’s consolidated financial statements and no adjustments were deemed required to the opening balances of accumulated deficit for any cumulative effect adjustments under the modified retrospective adoption approach nor to the related allowances for credit losses for accounts receivable, customer loan receivable, and certain contract assets.

3. Cash, Cash Equivalents and Restricted Cash

As of December 31, 2023 and December 31, 2022, insured and uninsured cash including the balance classified as restricted cash were as follows:

	December 31, 2023	December 31, 2022

US Segment
Insured cash	$818,534	$1,458,055
Uninsured cash	813,199	1,163,250
	1,631,733	2,621,305
China Segment
Insured cash	295,503	390,651
Uninsured cash	966,580	1,156,995
	1,262,083	1,547,646
Total cash and cash equivalents & restricted cash	2,893,816	4,168,951
Less: Cash and cash equivalents	(2,539,312)	(3,821,952)
Restricted cash	$354,504	$346,999

4. Accounts Receivable, net

The activity of the allowance for credit losses for accounts receivable for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022

Balance – beginning of period	$1,185,046	$1,523,982
Provision for the year	107,489	131,101
Accounts written off, net of recoveries	(1,266,474)	(373,060)
Receivables charged off	-	-
Effect of exchange rate	(21,463)	(96,977)
Balance – end of period	$4,598	$1,185,046

At December 31, 2022, the reserve balance includes a reserve for unbilled receivable of RMB 7.9 million (approximately $1.1 million) related to the Yilong #1 project that was completed in 2018, of which RMB 7.6 million (approximately $1.1 million) was paid to the Company in February 2023 pursuant to a  court judgment. See additional discussion in Note 16 Commitments and Contingencies – Legal Matters.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

5. Customer Loans Receivable

The Company provides financing to qualified customers to purchase residential or commercial photovoltaic systems, as well as other products the Company offers in the U.S. Depending on the credit rating of customers, the interest rate generally ranges from 0.00% to 10.99% per annum with financing terms ranging from one to fifteen years. At December 31, 2023 and December 31, 2022, the percentage of the Company’s loan portfolio with a 0% interest rate is 5% and 14%, respectively.

The customer gives the Company a security interest in the photovoltaic systems and other products financed.

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at December 31, 2023 and 2022:

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	%
Prime — FICO score 680 and greater	$-	$-	$-	$181,315	$438,676	$5,234,583	$5,854,574	87%
Near-prime — FICO score 620 to 679	-	19,117	-	18,107	42,175	622,398	701,797	10%
Sub-prime — FICO score less than 620	-	-	-	-	72,489	84,992	157,481	2%
Business entity — FICO not available		-	52,753	28,051	-	-	80,804	1%
Total Customer Loan Receivables, gross	$-	$19,117	$52,753	$227,473	$553,340	$5,941,973	$6,794,656	100%

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	%
Prime — FICO score 680 and greater	$23,561	$-	$32,339	$103,260	$37,843	$730,813	$927,816	9%
Near-prime — FICO score 620 to 679	-	-	387,033	1,503,862	1,490,190	5,969,730	9,350,815	88%
Sub-prime — FICO score less than 620	-	-	-	104,749	2,032	100,303	207,084	2%
Business entity — FICO not available	-	71,864	47,873	-	18,064	1,621	139,422	1%
Total Customer Loan Receivables, gross	$23,561	$71,864	$467,245	$1,711,871	$1,548,129	$6,802,467	$10,625,137	100%

Customer loans receivable consist of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Customer loans receivable, gross	$6,794,656	$10,625,137
Less: unamortized loan discounts	(2,332)	(56,241)
Allowance for loan losses	(256,808)	(288,457)
Customer loans receivable, net	6,535,516	10,280,439
Less: Current portion	(2,212,574)	(3,437,634)
Non-current portion	$4,322,942	$6,842,805

Principal maturities of the customer loans receivable at December 31, 2023 are summarized as follows:

For the year ending December 31,	Amount
2024	$2,212,574
2025	1,622,755
2026	1,016,048
2027	707,532
2028	401,988
Thereafter	833,759
Total customer loans receivable	$6,794,656

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

The Company is exposed to credit risk on the customer loans receivable. Credit risk is the risk of loss arising from the failure of customers to meet the terms of their contracts with the Company or otherwise fail to perform as agreed.

The activity in the allowance for loan losses for customer loans receivable for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022

Balance – beginning of period	$288,457	$357,814
Recovery for loan losses	(50,738)	(69,357)
Accounts written off, net of recoveries	-	-
Chargeoffs and adjustments	19,089	-
Balance – end of period	$256,808	$288,457

Total interest income on the customer loans receivable included in revenues was $523,582 and $767,071 for the years ended December 31, 2023 and 2022, respectively.

6. Inventories, net

The activity in the reserve for excess and obsolete inventories for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022

Balance – beginning of period	$485,504	$415,140
Provision for excess and obsolete inventories	110,863	70,364
Balance – end of period	$596,367	$485,504

Inventories consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Solar panels, inverters, battery storage and components	$1,336,066	$2,820,078
LED lights	601,698	594,779
Inventory in transit	-	475,549
Total inventories, gross	1,937,764	3,890,406
Less: reserve for excess and obsolete inventories	(596,367)	(485,504)
Total inventories, net	$1,341,397	$3,404,902

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

7. Other Receivables and Current Assets, Net

Other receivables and current assets, net consisted of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Receivable from Seller (Uonone Group – Note 14)	$436,698	$434,953
Deferred project costs	1,603,355	1,667,894
Prepaid expenses and other current assets	852,534	1,379,493
Advances to suppliers	1,300,009	-
Accrued interest on customer loans receivable	522,837	29,122
VAT tax receivable	-	62,268
Capitalized offering costs	658,564	390,529
Total other receivables and current assets	$5,373,997	$3,964,259

Deferred project costs consist of work in process and subcontractor costs incurred on the solar energy systems and LED projects that are not fully completed at December 31, 2023 and December 31, 2022.

8. Property and Equipment

Components of property and equipment, net are as follows:

	December 31, 2023	December 31, 2022

Automobiles	$971,384	$1,063,686
Furniture and equipment	1,396,936	1,400,459
Solar systems leased to customers	1,663,468	1,663,468
Leasehold improvements	2,343,815	2,349,373
Total property and equipment, gross	6,375,603	6,476,986
Less: accumulated depreciation and amortization	(6,084,187)	(6,032,813)
Total property and equipment, net	$291,416	$444,173

For the years ended December 31, 2023 and 2022, depreciation expenses were $180,085 and $277,932, respectively.

9. Goodwill

The activity of goodwill is as follows:

	December 31, 2023	December 31, 2022

Balance – beginning of period	$7,774,472	$8,432,901
Effect of exchange rate	(189,693)	(658,429)
Balance – end of period	$7,584,779	$7,774,472

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

10. Investments in Unconsolidated Solar Project Companies

Activity in the Company’s 30% non-controlling investments in solar project companies for the year ended December 31, 2023 consisted of the following:

Investee	Investment Balance at December 31, 2022	Share of Investee’s Net Income	Effect of Exchange Rate	Investment Balance at December 31, 2023
Yilong #2	$3,966,824	$343,240	$(96,788)	$4,213,276
Xingren	1,953,048	126,380	(47,654)	2,031,774
Ancha	3,134,887	394,861	(76,490)	3,453,258
Total	$9,054,759	$864,481	$(220,932)	$9,698,308

                Activity in the Company’s 30% non-controlling investments in solar project companies for the year ended December 31, 2022 consisted of the following:

Investee	Investment Balance at December 31, 2021	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at December 31, 2022
Yilong #2	$4,129,772	$163,503	$(326,451)	$3,966,824
Xingren	2,040,069	74,078	(161,099)	1,953,048
Ancha	3,129,433	256,067	(250,613)	3,134,887
Total	$9,299,274	$493,648	$(738,163)	$9,054,759

                The following tables present the summary of the combined financial statements for the Company’s 30% non‑controlling investments in solar project companies as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Current assets	$24,984,444	$24,138,212
Non-current assets	76,024,387	79,927,213
Total assets	$101,008,831	$104,065,425

Current liabilities	$9,775,803	$5,192,777
Noncurrent liabilities	58,680,520	68,570,424
Members’ capital	32,552,508	30,302,224
Total liabilities and members’ capital	$101,008,831	$104,065,425

and for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Revenue	$11,216,922	$10,949,049
Gross profit	5,081,846	5,020,656
Net income	$2,880,439	$1,642,520

Revenue of the project companies that hold Yilong #2, Xingren, and Ancha is generated from the power purchase agreements with the PRC utility companies as well as government subsidies.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

11. Financing Arrangements

As of December 31, 2023 and December 31, 2022, the Company had the following borrowings:

	December 31, 2023	December 31, 2022

Loan from unrelated party at 6.0% fixed interest due December 31, 2023	$2,000,000	$2,000,000
Secured convertible notes payable at 4.0% per annum, due in instalments at various dates through June 2027	16,250,000	20,050,000
EB-5 loans – see details below	17,000,000	18,000,000
Notes payable from SMX Property, a related party, at 8% per annum, due October 10, 2024	1,358,658	1,358,658
Various auto loans payable, at 4.19%-4.92% per annum due with maturities through 2023	-	33,451
Total	36,608,658	41,442,109
Less: debt discount and debt issuance costs	(300,232)	(454,171)
Current portion	(20,680,000)	(18,833,451)
Noncurrent portion	$15,628,426	$22,154,487

SBA Loans

On February 1, 2021, the Company received loans pursuant to the Paycheck Protection Program Second Draw totaling $1,855,813. The loans were issued to three U.S. subsidiaries, and were substantially forgiven in accordance with the applicable loan terms and government regulations. As a result of the foregiveness, the Company recognized a gain on debt extinguishment of $1.9 million for the year ended December 31, 2022.

Other Loans

Other loans include a loan of $2,000,000 from an unrelated PRC individual at an interest rate of 6%, interest payable quarterly in arrears, with the original due date of April 30, 2021 and the maturity date of the note has been extended several times, most recently to June 30, 2024.

Related party EB-5 financings

The Company’s borrowings under the EB-5 program from related parties consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

$45.0 million loan from Clean Energy Funding, LP	$7,000,000	$8,000,000
$13.0 million loan from Clean Energy Funding II, LP	10,000,000	10,000,000
Total	17,000,000	18,000,000
Less: current portion	(10,000,000)	(10,500,000)
Noncurrent portion	$7,000,000	$7,500,000

On January 3, 2012, Clean Energy Fund, LP (“CEF”) entered into a secured loan agreement with SREP, a wholly owned subsidiary of the Company. Under the secured loan agreement, CEF agreed to make loans to SREP in an amount not to exceed $45.0 million, to be used to finance the installment purchases for customers of the solar energy systems. The proceeds of the loans are advanced in increments of $2.5 million and CEF may determine in its sole and absolute discretion to advance a lesser amount. The loan accrues interest at a fixed interest rate of 3% per annum, payable quarterly in arrears. Each advanced principal amount is due and payable 48 months from the advance date or the U.S. Immigration Form I-829 approval date if longer. The I-829 petition includes evidence that the immigrant investors successfully met all U.S. Citizenship and Immigration Services requirements of the EB‑5 program. A UCC filing was filed on behalf of CEF, the secured party, to pledge the collateral for the loan, which is inventory and accounts. As of December 31, 2023 and December 31, 2022, the principal loan balance was $7.0 million and $8.0 million, respectively.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

On August 26, 2014, Clean Energy Funding II, LP (“CEF II”) entered into a loan agreement with LED, a wholly-owned subsidiary of the Company, for up to $13.0 million. The proceeds of the loan would be used by LED for its operations. The loan accrues interest at a fixed interest rate of 3.0% per annum, payable quarterly in arrears. Principal is due and payable in 48 months or the U.S. Immigration Form I-829 approval date if longer. In 2016, LED borrowed an additional $4.5 million under the loan, the proceeds of which were used to fulfill the purchases required related to the new $4.3 million LED contract. During the year ended December 31, 2017, the Company drew down an additional $6.0 million under the loan. As of December 31, 2023 and December 31, 2022, the remaining undrawn amount under the loan was $3.0 million.

The general partner of CEF and CEF II is Inland Empire Renewable Energy Regional Center (“IERE”). The principal owners and managers of IERE consist of the Company’s chief executive officer, its former executive vice president, who is a 5% stockholder, and one of its directors.

Convertible Notes

The Company has issued 4% secured subordinated convertible notes to former limited partners of CEF, pursuant to exchange agreements with the limited partners. The limited partners accepted the notes in lieu of cash payments of their capital contribution which resulted in a reduction of SREP’s notes to CEF in the same amount, reducing the outstanding EB-5 loan balance. Payment of the notes is secured by a security interest in SREP’s accounts receivable and inventory. The convertible notes are payable in five equal installments on the first, second, third, fourth and fifth anniversaries of the date of issuance. The convertible notes are convertible into common stock at a conversion price equal to 80% of the public stock price of the Company’s common stock as defined in the convertible note, which is $3.20 per share. The convertible notes may be converted into common stock at the first, second, third, fourth and fifth anniversaries of the date of issuance, but not earlier than six months from the date of the Company’s initial public offering, as defined in the note.

All convertible notes have two separate and distinct embedded features. They are: (1) optional conversion upon a public stock event as defined in the convertible note; and (2) redemption put feature upon fundamental transaction.

Commencing six months from the date the Company first receives proceeds from its public stock event until the convertible notes are no longer outstanding, the convertible notes and all unpaid accrued interest is convertible into shares of common stock, at the option of the holder, during five trading days commencing on the first, second, third, fourth, and fifth anniversaries of the original issuance date. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (x) the then entire amount of the convertible notes balance outstanding including all unpaid principal and accrued interest payable by (y) the conversion price defined as a fixed 80% discounted percentage per share price of a public stock price. The Company evaluated the embedded optional conversion feature in accordance with the guidance under ASC Topic No. 815, Derivatives and Hedging (“ASC 815”), and determined it is exempt from derivative accounting as the embedded feature is deemed to be indexed to the Company’s own stock and would be classified in stockholder’s equity if freestanding. Further, because the conversion price is a fixed discounted percentage per share price of a contingent future public stock event that has not been realized as of both the issuance date and December 31, 2023, the Company shall record the intrinsic value of the beneficial conversion feature calculated as of the issuance date of the convertible notes upon the realization of the contingent IPO event.

All convertible notes issued contained redemption put features that allow the holders of the convertible notes the right to receive, for each conversion share that would have been issuable upon conversion immediately prior to the occurrence of an effective change in control event defined as a fundamental transaction, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock for which these convertible notes are convertible immediately prior to such fundamental transaction. The Company evaluated the redemption put feature contained in the convertible notes under the guidance of ASC 815 and concluded that the requirements for contingent exercise provisions as well as the settlement provision for scope exception in ASC 815-10-15-74 has been meet. Accordingly, the redemption put features contained in the convertible notes were not bifurcated and accounted for as freestanding derivative instruments.

There were no redemptions for new convertible notes during the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, the Company recognized a gain on debt extinguishment related to limited partner interest in CEF who exchanged their limited partner interest for convertible notes in the amount of $26,821 and $77,781, respectively.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Notes Payable to SMX Property, LLC

On October 10, 2022, SMXP made an unsecured loan to the Company for $944,077 under a promissory note at a fixed interest rate of 8%, with interest payable quarterly at the end of each quarter. The principal amount plus accrued interest is due on October 10, 2024. The loan was used to pay the security deposit and lease obligations for one month owed to the new owner of the Company’s headquarters building under the new lease agreement.

On October 10, 2022, SMXP made a second unsecured loan to the Company for $414,581 under a promissory note at a fixed interest rate of 8%, with interest payable quarterly at the end of each quarter. The principal amount plus accrued interest is due on October 10, 2024. The note was issued in payment of lease obligations owing to SMXP by the Company for rent on the Company’s headquarters from June 1, 2022 to October 12, 2022.

Interest Expense

For the years ended December 31, 2023 and 2022, interest expense incurred on the long-term EB‑5 related party loans was $530,057 and $604,931, respectively.

Total interest expense incurred (including interest on long-term related party loans) was $1,576,749 and $1,826,934 for the years ended December 31, 2023 and 2022, respectively. The weighted average interest rate on loans outstanding was 3.7% and 3.9% as of December 31, 2023 and December 31, 2022, respectively.

Principal maturities for the financing arrangements as of December 31, 2023 are as follows:

For the year ending December 31,	Bank and Other Unsecured Loans	EB-5 Loans – Related Party	Notes Payable – Related Party	Convertible Notes	Total
2024	$2,000,000	$10,000,000	$1,358,658	$8,680,000	$22,038,658
2025	-	7,000,000	-	4,990,000	11,990,000
2026	-	-	-	1,890,000	1,890,000
2027	-	-	-	500,000	500,000
2028	-	-	-	190,000	190,000
Total	$2,000,000	$17,000,000	$1,358,658	$16,250,000	$36,608,658

Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Customer deposits	$384,232	$5,374,004
Accrued operating and project payables	7,460,887	4,843,428
Payable to Uonone (See Note 14)	2,551,458	2,816,955
Accrued compensation expenses	2,387,574	2,390,478
Retainage payable to vendors	802,886	2,089,667
Preacquisition liability	1,517,639	1,555,594
Accrued settlement	276,428	276,429
Accrued warranty expense	248,508	254,724
VAT taxes payable	697,480	-
Income taxes payable	139,659	171,063
Refundable vendor bid deposits	14,145	115,987
Total accrued expenses and other payables	$16,480,896	$19,888,329

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Accrued Compensation

Accrued compensation includes $1,275,000 of restricted stock units that were cancelled and exchanged for cash in March 2019 by the Company for the Company’s chief executive officer, former executive vice president and one other former employee, $2,092,769 of accrued but unpaid salaries and wages for the Company’s chief executive officer and former executive vice president pursuant to their employment agreements. The employment agreement for the former executive vice president was cancelled upon her resignation effective February 24, 2020. The remaining balance relates to accrued unpaid commissions and accrued paid time off.

Customer Deposits

Customer deposits represent customer down payments and progress payments received prior to the completion of the Company’s earnings process. The amounts paid by customers are refundable during the period which, under applicable state and federal law, the customer’s order may be cancelled and the deposit refunded. Once the cancellation period has expired, the customer still may cancel the project but the Company is entitled to retain the deposit payments for work that was completed and materials that were delivered.

Accrued Warranty

The activity of the warranty liability (included in other liabilities) for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022

Balance – beginning of period	$2,419,254	$2,242,271
Provision for warranty liability	639,279	536,494
Expenditures and adjustments	(225,868)	(342,129)
Reversal of UE Solar accrual	(650,962)	-
Effect of exchange rate	(6,216)	(17,382)
Balance – end of period	2,175,487	2,419,254
Less: current portion (accrued expenses and other payables)	(248,508)	(254,724)
Non-current portion (other liabilities)	$1,926,979	$2,164,530

Preacquisition Liability

As part of the April 2015 acquisition of ZHPV, the Company assumed a liability associated with the Ningxia project consisting of reimbursement of project expenses to an unrelated third-party including reimbursement of certain land rental expenses and land use taxes estimated at a total of approximately RMB 10.7 million ($1.5 million at December 31, 2023). The Company expects to negotiate to offset the entire liability with the unpaid contract receivables and reimbursements from the third party. All the receivables and reimbursements were previously fully reserved by the Company.

13. Third-party Leasing Arrangement and Concentrations

Third-party Leasing Arrangement with Sunrun

The Company sells solar energy and battery storage systems to residential and commercial customers in the U.S. and these customers may pay for these sales in cash or by financing with the Company. Cash sales include direct payments from the customer (including financing obtained directly by the customer), third-party financing arranged by the Company for the customer, and leasing arranged by the Company for the customer through Sunrun.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

The channel agreement with Sunrun had an initial term through January 2018. Pursuant to the terms of the agreement, the agreement was automatically renewed for a 36-month term which ended in January 2021 and further extended again to May 24, 2021. The Company did not extend the Sunrun channel agreement beyond May 24, 2021; however, the Company did continue to use Sunrun as the leasing partner from time to time beyond the contract expiration date until Sunrun terminated the agreement due to non-renewal. The Company did not recognize significant revenue from Sunrun-related sales during the years ended December 31, 2023 and 2022. Effective November 6, 2023, the Company entered into a channel partner agreement with another leasing partner for two years which may be extended by additional one-year periods.

With respect to the systems sold to a leasing partner, the Company is required to install meters and panels which are only available for purchase through the leasing partner. For the years ended December 31, 2023 and 2022, meters purchased from a subsidiary of Sunrun amounted to $7,616 and $15,582, respectively. No amount was owed to Sunrun as of December 31, 2023 and December 31, 2022.

Concentration Risks

Major Customers

For the years ended December 31, 2023 and 2022, there were no customers that accounted for 10% or more of the Company’s revenues.

Major Suppliers

The following table provides information for Supplier C from whom the Company purchased more than 10% of its total purchases for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022

Supplier C (material supplier for US segment)
Purchases	$4,928,323	$6,750,127
% of total purchases	12%	17%
Accounts payable	$888,009	$302,413
% of accounts payable	20%	8%

14. Acquisition Contingencies and Other Payable to Uonone Group

Effective on May 12, 2016, in conjunction with the execution of the amendment to the April 2015 share exchange agreement to acquire ZHPV, ZHPV entered into a debt settlement agreement (the “Debt Settlement Agreement”) with one of the former owners of ZHPV, Uonone Group Co., Ltd., (“Uonone Group”), pursuant to which ZHPV and Uonone Group agreed to settle a list of pending business transactions from December 31, 2012 to December 31, 2015, pursuant to which Uonone Group agreed and had paid ZHPV a total amount of RMB 8,009,716. An additional contingent liability related to estimated costs of a project known as Ningxia project completed prior to the Company’s acquisition of ZHPV of approximately RMB 3.0 million (or approximately $437,000) was also included as a receivable from Uonone Group (see Note 7 – Other Receivables and Current Assets, Net) with the corresponding liability recognized by the Company on the date of acquisition.

As of December 31, 2021, Uonone Group repaid all the amounts agreed to under the debt settlement agreement except for the RMB 3.0 million contingent receivable from Uonone Group discussed above. Uonone Group’s obligation on the contingent receivable does not arise until and unless the Company becomes obligated under the contingent liability. At December 31, 2023, the Company had no payment obligations with respect to the assumed contingent liability and accordingly, Uonone Group had no obligation to the Company with respect to the contingent receivable.

Under the debt settlement agreement, any legal settlement proceeds, less fees and expenses, received by ZHPV related to the projects completed prior to the April 2015 business combination would be repaid to the Uonone Group. During the year ended December 31, 2023 the Company received additional legal settlement proceeds of RMB 47.0 million (approximately $6.7 million) and paid Uonone RMB 20.66 million (approximately $2.9 million) and paid fees and taxes on behalf of Uonone of RMB 27.7 million (approximately $3.9 million).

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

At December 31, 2023 and December 31, 2022, the amount payable to Uonone, which includes both the Weifang legal settlement as well as the bond payable related to the Zhonglianda project, was approximately RMB 18.0 million ($2.5 million) and approximately RMB 19.4 million ($2.8 million), respectively.

15. Related Party Transactions

See Note 11 for related party lease transactions.

16. Commitments and Contingencies

Operating Leases

The Company has entered into various non-cancellable operating lease agreements for certain of its offices, warehouse facilities and office equipment, vehicles, and solar energy systems, both in the U.S. and in the PRC. The Company determines if an arrangement is a lease, or contains a lease, at inception and records the leases in the consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

Related Party Lease Agreements

In September 2016, the Company executed a ten-year lease, commencing January 1, 2017 with SMXP, a related party, to lease its headquarters in Riverside, California. This lease effectively extends the prior lease with SMXP which ended on December 31, 2016 with an increase in the rental rate. The new lease is for ten years and has a five-year renewal option. The annual base rent under the lease is initially $978,672 plus the Company’s share of the utilities. The base rent is subject to an annual escalation of 2.99%. In October 2022, SMXP sold its interest in this building to an unrelated party known as 3080 12th Street, LLC and the Company signed a new 50-month lease agreement with 3080 12th Street, LLC effective October 13, 2022. In relation to SMXP’s sale of the building, the Company recognized a gain of approximately $1.1 million for the early termination of the operating lease and de‑recognized an ROU asset of $5.2 million and a lease liability of $4.1 million on the consolidated balance sheet.

In September 2016, the Company amended two lease agreements for its Diamond Bar, California office with Fallow Field, LLC, a related party. The amended lease commenced on November 1, 2016 and has a ten-year term with one five-year renewal option. The initial annual base rent is $229,272 plus the Company’s share of utilities. In March 2023, the Company terminated its lease for certain office space used by one of its subsidiaries and amended the lease for another subsidiary in this building. The Company negotiated a reduction in office space by over half of the square footage that was previously occupied and the lease term was extended another five years with one five-year renewal option, which the Company anticipates on exercising. The annual base rent is $132,924 plus the Company’s share of utilities, and the rent will not increase over the entire term of the lease.

The Company recognized a gain of approximately $4,200 for the early termination and amendment of the leases and de recognized an ROU asset of approximately $478,000 and a lease liability of approximately $520,000 on the consolidated balance sheet. Also for the amendment of one of the leases, the Company recognized an additional $221,000 for an ROU asset, in relation to the extended lease term, and a corresponding lease liability of approximately $254,000 on the consolidated balance sheet.

Future minimum lease commitments for offices, warehouse facilities and equipment, payable to related parties and other, as of December 31, 2023, are as follows:

For the year ending December 31,	Related Parties	Others	Total
2024	$132,924	$1,684,294	$1,817,218
2025	132,924	1,725,564	1,858,488
2026	132,924	1,768,488	1,901,412
2027	132,924	-	132,924
2028	132,924	-	132,924
Thereafter	553,850	-	553,850
Total	$1,218,470	$5,178,346	$6,396,816

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

For the years ended December 31, 2023 and 2022, rent expense for offices, warehouse facilities and equipment, including rental expense for related party leases, was $1,988,730 and $1,712,721, respectively. These amounts include short-term leases and variable lease costs, which are immaterial.

Adoption of ASC 842

On January 1, 2022, the Company adopted ASC 842 using the optional transition method to apply the standard as of the effective date. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented. Agreements for solar energy systems where the Company was previously defined as the lessor under legacy lease accounting (ASC 840) and were accounted for as operating leases no longer meet the definition of a lease upon the adoption of ASC 842 and will instead be accounted for in accordance with ASC 606. Under these arrangements, the customer has the right to direct the use of the asset but does not receive the right to obtain substantially all of the economic benefits from its use. There is no change to the amount and timing of revenue recognition for these arrangements.

The new standard also provides practical expedients for an entity’s ongoing accounting as a lessee. The Company elected to utilize the practical expedient to not separate lease and non-lease components for all its existing leases. The Company has also elected not to present short-term leases on the consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used its incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Adoption of the new lease standard on January 1, 2022 had a material impact on the Company’s consolidated financial statements. The most significant impacts related to the (i) recognition of ROU assets of $5.2 million and lease liabilities of $6.4 million for operating leases on the consolidated balance sheet, and (ii) de-recognition of the historical deferred rent balance in the amount of $1.2 million. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The standard did not materially impact the Company’s consolidated statement of operations and consolidated statement of cash flows.

As of December 31, 2023, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

For the year ending December 31,	Total
2024	$1,808,229
2025	1,858,488
2026	1,901,412
2027	132,924
2028	132,924
Thereafter	553,850
Total minimum lease payments	6,387,827
Less: Interest	(811,703)
Present value of lease obligations	5,576,124
Less: current portion	(1,497,555)
Noncurrent portion	$4,078,569

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Other information related to leases is as follows:

As of
December 31, 2023
Weighted average remaining lease term (in years)	4.19
Weighted average discount rate	7.62%

Between September and October 2022, the Company entered into subleases with three unrelated companies for portions of office space through December 31, 2022 and one other unrelated company through March 31, 2024. Monthly sublease payments totaled approximately $68,700 and the related sublease income is recognized as other income in the Company’s consolidated statements of operations. This is consistent with the Company’s recognition of sublease income prior to the adoption of FASB ASC Topic 842. The tenants under the subleases provided security deposits of approximately $73,100 to the Company. The Company continues to be responsible for performance under the lease until it expires on December 31, 2026.

The following table summarizes the Company’s operating lease cost for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022

Operating lease cost	$1,825,715	$1,056,643
Short-term lease cost	188,927	131,414
Less: Sublease income	(1,136,516)	(255,043)
Operating lease cost, net	$878,126	$933,014

Pre-development Agreements in PRC

In connection with the pre development phase of each solar farm project by the Company’s China segment, the applicable project subsidiary typically secures one or more land rental agreement with the holder of the land use rights, a development permit, and a power purchase agreement with the local utility company whereby the local utility company agrees to pay the project owner an agreed-upon rate for the electricity produced by the solar farm upon its completion (collectively, “Pre-development Agreements”). Upon transfer of the equity in the project subsidiary to the buyer, the Company no longer has any rights or obligations under the Pre-development Agreements. Any costs incurred by the Company pursuant to the Pre-development Agreements are capitalized and amortized to cost of revenue when the construction of the project begins. At December 31, 2023, the Company was not a party to any Pre-development Agreements.

Employment Agreements

On October 7, 2016, the Company entered into employment agreements with its chief executive officer and its then executive vice president (collectively, the “Executives”), each for a five-year term commencing on January 1, 2017 and continuing on a year-to-year basis unless terminated by the Company or the Executive on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreements provide for an initial annual salary of $600,000 and $560,000, respectively, with an increase of not less than 3% on January 1st of each year, commencing January 1, 2018, and an annual bonus payable in restricted stock and cash, commencing with the year ending December 31, 2017, equal to a specified percentage of consolidated revenues for each year. The bonus is based on a percentage of consolidated revenue in excess of $30 million, ranging from $250,000 and $200,000, respectively, for revenue in excess of $30 million but less than $50 million, to 1.0% and 0.9%, respectively, of revenue in excess of $300 million. The agreements provide for severance payments equal to one or two times, depending on the nature of the termination, of the highest annual total compensation of the three years preceding the year of termination, multiplied by the number of whole years the Executive has been employed by the Company. The employment of both Executives commenced in February 2008. As of December 31, 2023 and December 31, 2022, the amount accrued by the Company was $0 and $4,322, respectively, related to the annual bonuses pursuant to the agreements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

On February 24, 2020, the then executive vice president resigned. Pursuant to a release and separation agreement dated October 1, 2020, her employment agreement was terminated and, with certain limited exceptions, the Company and the former executive vice president released each other from their obligations under the employment agreement. Pursuant the release and separation agreement, the Company paid the former executive officer $25,497, and agreed to pay to her $803,095, representing the outstanding balance due to her for her deferred salary from 2019 and 2020, cash bonus deferred from 2017 and 2018 and accrued medical and dental benefits. This amount is payable at the rate of $15,000 per month (less applicable deductions and withholding), commencing with the month of April 2020, until the completion by the Company of its public offering, and any unpaid balance then outstanding shall be paid within three business days after the Company receives the proceeds of its public offering. For the years ended December 31, 2023 and 2022, the former vice president was paid $165,000 and $195,000, respectively, under the release and separation agreement. See note 21 below for further discussion on the Company’s completion of its initial public offering.

The Company entered into a consulting agreement dated October 1, 2020 with the former executive vice president pursuant to which the Company engaged her as a consultant for a term ending December 31, 2022, and continuing thereafter on a month-to-month basis for monthly compensation of $3,000. The release and separation agreement provides that since the long-term incentive plan pursuant to which the options granted to the former executive vice president were granted provides that options may be held by and exercised by a consultant to the Company, the Company agreed that the option shall continue in full force and effect as long as she, at the request of the Company or pursuant to an agreement with the Company, serves as a consultant to the Company. As of December 31, 2023, the former executive officer was a consultant to the Company.

Legal Matters

On November 10, 2020, a legal action was filed in the Los Angeles Superior Court by Carmelia Chiang against various defendants which include SolarMax, SREP, CEF, Inland Empire Renewable Energy Regional Center, LLC, the Company’s chief executive officer and a former officer/director who are managers of CEF’s general partner. At the time of the filing, the plaintiff was a limited partner in CEF and sought to have her $500,000 investment returned. On February 23, 2022, the court granted and sustained a demurrer by the Company without leave to amend and the case was dismissed. The plaintiff has a right to file an appeal to the court’s granting of the demurrer. The plaintiff’s capital contribution to CEF was used to fund part of CEF’s loan to SREP, which is reflected in the Company’s current liabilities.

On September 1, 2021, a legal action was filed in the Los Angeles Superior Court by Pu Dong, a stockholder, against various defendants which include the Company, the Company’s chief executive officer and one other stockholder. At the time of the filing, the plaintiff was a stockholder of the Company and sought to have shares that are issued in the name of the other stockholder defendant reissued in the name of the plaintiff. The Company believed that this is a dispute between two stockholders and will comply with any final court order as to the ownership of the shares. In November 2023, the court dismissed the case without prejudice.

Yilong #1 Receivable

On February 19, 2020, the Company’s attorney sent a demand letter to China Nuclear Construction Finance Leasing Co., Ltd. (the “Finance Company”), claiming the unpaid amount due from the Finance Company of RMB 8.0 million (approximately $1.1 million) related to the Yilong #1 project, pursuant to the entrustment payment agreement signed by the Company, respondent and the Finance Company. The Company has provided a full reserve for this portion of the receivable at December 31, 2023 and December 31, 2022. As a result of the dispute regarding the unpaid amount, in July 2021 the Company filed an application with the court to freeze an amount of RMB 5.3 million on the account of Southwest Guizhou Autonomous Prefecture Yilong Almaden New Energy Co., Ltd., the project owner of Yilong #1. As of December 31, 2021, the RMB 5.3 million has been frozen by the court. In February 2023, the court judgment in the Company’s favor was received and the Company received a payment in February 2023 of RMB 7.6 million (approximately $1.1 million).

In the ordinary course of its business, the Company is involved in various legal proceedings involving contractual relationships, product liability claims, and a variety of other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Clean Energy Fund, LP Settlement

                On November 12, 2022, the Company reached a settlement with two limited partners of CEF whereby the Company will pay to each limited partner a total of $533,749.98 with the first payment of $50,000 to each of them each being made on November 18, 2022 and quarterly payments of $34,533.57 each over the next 14 quarters beginning on January 1, 2023. As a result, the Company extinguished $1.0 million of debt and recognized a loss of $67,500.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

17. Stockholders’ Equity

Amendment of 2016 Long-Term Incentive Plan

In October 2016, the Company’s board of directors adopted and in November 2016 the stockholders approved the 2016 Long-Term Incentive Plan, pursuant to which a maximum of 6,491,394 shares of common stock may be issued pursuant to restricted stock grants, incentive stock options, non-qualified stock options and other equity-based incentives may be granted. In March 2019, the Company’s board of directors and stockholders approved an increase in the maximum number of shares of common stock subject to the 2016 long-term incentive plan to 15,120,000 shares.

Amendment of the 2016 Restricted Stock Grants

Pursuant to the 2016 Long-Term Incentive Plan, the board of directors granted 3,819,949 shares as restricted stock grants in October 2016, of which 3,045,963 shares were granted to officers and directors. On March 23, 2019, the Company’s board of directors approved the following modifications with respect to the 2016 Restricted Stock Grants:

•

Granted to the holders of 1,184,434 restricted shares the right to exchange their restricted shares for a ten-year option to purchase 2.119 shares of common stock at $5.01 per share for each share of restricted stock exchanged;

•

Granted to the chief executive officer, the then current executive vice president and one other employee, who held 1,348,213, 998,676 and 199,736 restricted shares, respectively, the right (a) to exchange 50% of their restricted shares for a ten-year option to purchase 2.119 shares of common stock at $5.01 per share and (b) transfer to the Company 50% of their restricted shares for a total of $1,275,000, or $1.01 per share.

The grantees of the restricted stock grants have all rights of ownership with respect to the shares, including the right to vote the shares and to receive dividends and distributions with respect to the shares until and unless a forfeiture event shall occur; provided, however, that prior to a forfeiture termination event, (i) the grantees shall have no rights to sell, encumber or otherwise transfer the shares, and (ii) any shares of any class or series of capital stock which are issued to the grantee as a holder of the shares as a result of a stock dividend, stock split, stock distribution, reverse split, recapitalization, or similar event, shall be subject to the same forfeiture provisions as the shares. A forfeiture termination event shall mean such date as is six months following a public stock event. The definition of a public stock event includes, among other events, the effectiveness of a registration statement relating to an underwritten public offering by the Company. The board of directors has the right to defer the date of a forfeiture event to a later date. The shares are forfeited and are to be conveyed to the Company for no consideration if a public stock event shall not have occurred by December 31, 2023.

On October 7, 2016, the Company entered into an advisory services agreement with a consultant who has been providing services to the Company including, among other things, business planning, financial strategy and implementation and corporate structure related to the Company’s business development, financing and acquisition transactions. The term of the service commenced on September 1, 2016 and has been extended to April 30, 2019 pursuant to amendments. As compensation for the service, the Company issued to the consultant 336,000 shares of restricted stock valued at $5.01 per share based on the then current fair value of the common stock, subject to forfeiture if the public stock event has not occurred by December 31, 2023. The restricted stock was granted on October 7, 2016 pursuant to the 2016 Long-Term Incentive Plan and is subject to restrictions and forfeiture provisions that are applicable to other restricted stock grants pursuant to the plan as described under the caption “2016 Restricted Stock Grants.”

None of the shares granted above pursuant to the 2016 Long-Term Incentive Plan had vested at December 31, 2023 and are not considered to have been issued under the requirement of U.S. GAAP since the shares are subject to vesting and forfeiture provisions of the agreement.

During the year ended December 31, 2019, 3,798,480 of the restricted shares were exchanged for options to purchase 4,784,715 shares of common stock at $5.01 per share and 2,142,000 of the restricted shares were cancelled for cash of $1,275,000 which was to be paid on or before December 31, 2019, and 25,200 of the restricted shares were cancelled for no compensation. This date was extended to December 31, 2021 and subsequently extended to March 31, 2024.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

As of both December 31, 2023 and December 31, 2022, total unrecognized compensation costs for outstanding restricted stock awarded was estimated at $1.3 million, based on the estimate of the current stock price of $5.01 per share. Such cost would be recognized beginning when the public stock event, as defined, occurs.

The following table below summarizes the activity of the restricted stock shares:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2022	264,650	5.01
Nonvested as of December 31, 2022	264,650	5.01

Outstanding at December 31, 2023	264,650	5.01
Nonvested as of December 31, 2023	264,650	5.01

Stock Options

From time to time, the Company grants non-qualified stock options to its employees and consultants for their services. Option awards are generally granted with an exercise price equal to the estimated fair value of the Company’s stock at the date of grant; those option awards generally vest between 18 months and 36 months of continuous service and have contractual terms of seven years. The vested options are exercisable for six months after the termination date unless (i) termination is due to optionee’s death or disability, in which case the option shall be exercisable for 12 months after the termination date, or (ii) the optionee is terminated for cause, in which case the option will immediately terminate.

A summary of option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,387,741	4.96	5.20	-
Nonvested as of December 31, 2022	6,038,203	5.01	4.80	-
Exercisable as of December 31, 2022	349,538	4.15	3.10	300,000
Granted	-	-	-	-
Exchanged	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	(91,883)	-	-	-
Outstanding at December 31, 2023	6,295,858	4.96	4.50	-
Nonvested as of December 31, 2023	5,946,320	5.01	4.70	-
Exercisable as of December 31, 2023	349,538	4.15	2.50	300,000

Forfeitures are accounted for as actual forfeitures occur.

The aggregate intrinsic value represents the total pretax intrinsic value. The aggregate intrinsic values as of December 31, 2023 and December 31, 2022 are based upon the value per share of $5.01, which was the latest sale price of the Company’s common stock in May 2018.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Non-vested Option Awards

The following table summarizes the Company’s nonvested option awards activity:

Balance at December 31, 2022	6,038,203
Granted	-
Exchanged	-
Vested	-
Forfeited	(91,883)
Balance at December 31, 2023	5,946,320

For the years ended December 31, 2023 and 2022, no compensation cost has been charged to general and administrative expenses related to stock options. During the years ended December 31, 2023 and 2022, no vested options to purchase shares of common stock were cancelled. No nonvested options to purchase common stock were cancelled during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, total unrecognized compensation costs for outstanding unvested options awarded was $13.1 million, all of which is related to performance-based awards. The performance condition for such awards was not deemed probable at grant dates or at December 31, 2022 and the cost related to such awards will begin to be recognized once the performance condition is deemed probable.

18. Taxes

The U.S. and PRC components of the Company’s income (loss) before income taxes for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022

Domestic (U.S. Segment)	$(18,674)	$(5,876,207)
Foreign (PRC Segment)	389,266	(955,639)
Income (loss) before income taxes	$370,592	$(6,831,846)

The components of the Company’s provision (benefit) for income taxes for the year ended December 31, 2023 consist of:

Year Ended December 31, 2023	Federal	State	Foreign	Total
Current	$-	$6,000	$14,000	$20,000
Deferred	270,518	125,370	212,896	608,783
Change in valuation allowance	(270,518)	(125,370)	(297,089)	(692,977)
Total	$-	$6,000	$(70,194)	$(64,194)

The components of the Company’s provision for income taxes for the year ended December 31, 2022 consist of:

Year Ended December 31, 2022	Federal	State	Foreign	Total
Current	$-	$6,000	$128,171	$134,171
Deferred	(1,152,627)	(263,494)	(364,027)	(1,780,148)
Change in valuation allowance	1,152,627	263,494	271,287	1,687,408
Total	$-	$6,000	$35,431	$41,431

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Significant components of the deferred tax assets and liabilities for federal income taxes as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022

Deferred tax assets
Investment credits	$1,037,362	$1,037,362
Net operating loss carryforwards	14,512,493	14,926,045
Stock compensation and accrued bonus	478,128	479,422
Depreciation	63,518	45,296
Operating lease liabilities	1,552,193	1,956,843
Contract accounting	41,161	74,371
Other	1,677,625	1,881,836
Deferred tax assets, gross	19,362,480	20,401,175
Less: valuation allowance	(17,666,793)	(18,367,053)
Deferred tax assets, net	1,695,687	2,034,122

Deferred tax liabilities
Operating lease right-of-use assets	(1,506,461)	(1,926,494)
Contract accounting	-	-
Deferred tax liabilities, gross	(1,506,461)	(1,926,494)
Deferred tax assets, net	$189,226	$107,628

A 100% valuation allowance was provided for the deferred tax assets related to the U.S. segment as of December 31, 2023 and 2022 due to the uncertainty surrounding the timing of realizing the benefits of the favorable tax attributes in future tax returns.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023		2022
	Rate	Amount	Rate	Amount

U.S. statutory rate	21.0%	$77,825	21.0%	$(1,434,688)
State taxes	15.9%	58,762	4.8%	(330,496)
Foreign rate differential	13.2%	48,882	0.6%	(38,629)
Subpart F	3.0%	11,094	0.1%	(6,017)
Non-deductible interest	47.1%	174,494	(3.2)%	219,092
PPP loans	0.0%	-	5.7%	(392,459)
Other permanent items	2.6%	9,532	(0.1)%	9,029
Uncertain tax positions	0.0%	-	(28.3)%	1,934,568
Other adjustments	22.5%	83,259	(0.1)%	3,458
State rate change	2.0%	7,479	0.1%	(5,625)
Return-to-provision true-up	42.5%	157,457	23.5%	(1,604,209)
Change in valuation allowance	(187.0)%	(692,977)	(24.7)%	1,687,408
Effective tax	(17.32)%	$(64,194)	-0.6%	$41,432

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

As of December 31, 2023, the Company’s federal and state income tax net operating loss (“NOL”) carryforwards were $49.4 million and $56.5 million, respectively. As of December 31, 2022, the Company’s federal and state income tax net operating loss (“NOL”) carryforwards were $50.4 million and $57.3 million, respectively. These NOLs will expire at various dates from 2031 through 2042. The Company’s US federal NOL generated post 2017 of $27.3 million can be carried forward indefinitely. Additionally, the Company has investment tax credits of $1.0 million as of December 31, 2023 and 2022, for building qualifying energy properties and projects under IRC Section 48, which will expire at various dates from 2033 through 2034.

The above NOL carryforward and the investment tax credit carryforwards are subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions which limit the amount NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has performed an IRC Section 382 analysis as of December 31, 2020 which it was determined that no significant change in ownership had occurred. In addition, the Company has not experienced the ownership change greater than 50% subsequent to December 31, 2020 and up to 2023.

As of December 31, 2023 and 2022, the Company had unused net operating loss carryforwards from its PRC subsidiaries in the amount of approximately $0.9 and $1.5 million, respectively, which may be applied against future taxable income and which begin to expire after 2024.

The Inflation Reduction Act 2022, which incorporates a Corporate Alternative Minimum Tax, was signed on August 16, 2022. The changes will become effective for the tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The act is not expected to have a material impact for the Company.

The Company is no longer subject to income tax examination by the U.S. federal and certain state tax authorities for years ended December 31, 2018 or prior, however, its tax attributes such as NOL carryforwards and tax credits, are still subject to examination in the year they are used; therefore, the tax attributes from 2011 and forward are still subject to examination by the U.S. tax authorities.

The Company applies the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and transition. After applying the approach, the following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022

Balance - beginning of period	$2,137,790	$-
Increase related to prior period tax positions	-	2,137,790
Balance - end of period	$2,137,790	$2,137,790

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. For the years ended December 31, 2023 and 2022, the Company did not incur any related interest and penalties.

The Company’s PRC subsidiaries are subject to a 25% statutory income tax rate according to the income tax laws of the PRC. Tax regulations are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All tax positions taken, or expected to be taken, continue to be more likely than not ultimately settled at the full amount claimed. The Company’s PRC subsidiaries’ tax filings are subject to the PRC tax bureau’s examination for a period up to five years. These subsidiaries are not currently under examination by the PRC tax bureau.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

As of December 31, 2023 and 2022, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes. The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. In the event the Company is required to repatriate funds from outside of the U.S., such repatriation would be subject to local laws, customs, and tax consequences. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

19. Net Income (Loss) Per Share

The following table presents the calculation of the Company’s basic and diluted net income (loss) per share for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022

Numerator
Net income (loss)	$434,786	$(6,873,278)
Denominator
Weighted average shares used to compute net loss per share, basic	39,735,536	39,735,536
Weighted average shares used to compute net loss per share, diluted	40,025,153	39,735,536
Basic net income (loss) per share	$0.01	$(0.17)
Diluted net income (loss) per share	$0.01	$(0.17)

For the year ended December 31, 2023, outstanding options to purchase 6,295,858 shares of common stock and 5,079,111 equivalent shares of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those option shares would be anti-dilutive.

For the year ended December 31, 2022, outstanding options to purchase 6,387,741 shares and 264,650 outstanding nonvested shares of restricted stock, and 6,396,447 equivalent shares of convertible notes were excluded from the computation of diluted net loss per share as the impact of including those option shares and those restricted shares would be anti-dilutive.

20. Segment Reporting

The Company uses the management approach for segment reporting disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reporting segments. For the years ended December 31, 2023 and 2022, the Company operates under two operating segments on the basis of geographical areas: The U.S. and the PRC. Operating segments are defined as components of an enterprise about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates performance based on several factors, including revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
	US	PRC	Total
Revenue from external customers
Solar energy systems	$50,522,749	$-	$50,522,749
Finance revenue	562,055	-	562,055
LED and other	3,054,526	-	3,054,526
Total	54,139,330	-	54,139,330

Cost of revenue
Solar energy systems	40,737,458	-	40,737,458
Other	2,252,935	-	2,252,935
Total	42,990,393	-	42,990,393

Depreciation and amortization expense	180,084	299	180,383
Interest (expense) income, net	(1,562,360)	54,464	(1,507,896)
Equity in income of solar farm projects	-	864,132	864,132
Provision for income taxes	6,000	(70,194)	(64,194)
Net income (loss)	(24,675)	459,461	434,786

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31, 2022
	US	PRC	Total
Revenue from external customers
Solar energy systems	$40,599,055	$-	$40,599,055
Finance revenue	814,065	-	814,065
LED and other	3,304,910	-	3,304,910
Total	44,718,030	-	44,718,030

Cost of revenue
Solar energy systems	35,093,633	-	35,093,633
Other	2,142,860	-	2,142,860
Total	37,236,493	-	37,236,493

Depreciation and amortization expense	275,000	2,932	277,932
Interest (expense) income, net	(1,816,082)	50,765	(1,765,317)
Equity in income of solar farm projects	-	493,648	493,648
Provision for income taxes	6,001	35,431	41,432
Net loss	(5,882,208)	(991,070)	(6,873,278)

and as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	US	PRC	Total

Equity investments in solar farm projects	$-	$9,698,308	$9,698,308
Capital expenditures	(27,999)	-	(27,999)
Long-lived assets	11,258,512	17,475,104	28,733,616
Total reportable assets	21,727,209	26,927,992	48,655,201

	December 31, 2022
	US	PRC	Total

Equity investments in solar farm projects	$-	$9,054,759	$9,054,759
Capital expenditures	(83,466)	-	(83,466)
Long-lived assets	15,424,085	16,968,298	32,392,383
Total reportable assets	33,591,742	27,886,486	61,478,228

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

21. Subsequent Events

The Company has evaluated subsequent events through April 16, 2024, the date the December 31, 2023 consolidated financial statements were available to be issued and except as disclosed below, no other events require adjustment of, or disclosure in, the consolidated financial statements.

Initial Public Offering

On February 27, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood, a division of Kingswood Capital Partners, LLC (the “Representative”), as representative of the underwriters. Pursuant to the Underwriting Agreement, the Company agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 4,500,000 shares of common stock, at a price of $4.00 per share. The gross proceeds of the offering were $18 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, SolarMax granted the underwriters a 45-day option to purchase an additional 675,000 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. Pursuant to the Underwriting Agreement, the Company paid the Representative a 1% non-accountable expense allowance and reimbursed the Representative for certain accountable expenses of $175,000.

Pursuant to the Underwriting Agreement, the Company issued to the Representative a warrant (the “Representative’s Warrant”) to purchase 360,000 shares of Common Stock. a per share exercise price of $4.80 and are exercisable at any time and from time to time, in whole or in part, during the period commencing February 29, 2024 and terminating on February 12, 2029. The Representative’s Warrant also provides for certain demand and “piggyback” registration rights for the shares of Common Stock issuable upon exercise of the Representative’s Warrant and contains customary anti-dilution provisions.

On March 5, 2024, the Underwriters purchased 539,950 shares of common stock upon the partial exercise of the over-allotment option at the initial public offering price of $4.00 per share. Including proceeds from the sale of the additional shares, the aggregate gross proceeds from the offering was approximately $20 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In connection with the sale of the additional shares, the Company issued Representative’s Warrants to purchase 43,196 shares of common stock at an exercise price of $4.80 per share to the Representative.

Net proceeds received by the Company from the public offering, including the partial exercise of the over-allotment option, were approximately $18.6 million.

On March 13, 2024, the Representative’s Warrants were fully exercised on a cashless basis. Based on the formula for cashless exercise, the Company issued a total of 207,311 shares of common stock, and, as a result of the exercise, no Representative’s Warrants remained outstanding.

Clawback Policy

On February 7, 2024, the Company adopted a clawback policy requiring the Company to recover incentive-based compensation in the event of a financial restatement, and if the restatement affected the financial reporting measure on which the incentive-based compensation was paid.

Extension of Forfeiture Date for Restricted Stock and Options

On February 14, 2024, the date for forfeiture of restricted stock and options if a public stock event has not occurred was extended to April 30, 2024. See Note 17.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Convertible Notes Issued

In February and March, 2024, the Company issued convertible notes in the principal amount of $1.0 million to limited partners of CEF I, which resulted in a reduction of $1.0 million in the principal amount of the related party notes to CEF I.

In February and March, 2024, the Company issued convertible notes in the principal amount of $1.0 million to limited partners of CEF II, which resulted in a reduction of $1.0 million in the principal amount of the related party notes to CEF II.

Promissory Notes Receivable

On March 1, 2024, the Company used $5,000,000 of its excess IPO proceeds to issue a short-term promissory note to Webao Limited, an unrelated party. The note yields 8% and matures on June 1, 2024.

On March 7, 2024, the Company used $2,000,000 of its excess IPO proceeds to issue a short-term promissory note to Webao Limited, an unrelated party. The note yields 8% and matures on June 1, 2024.

Payments Owed to Former Vice President

On March 21, 2024, the Company paid its former vice president $338,095 for the remaining balance owed on the deferred compensation component of the release and separation agreement and $500,000 owed in connection with the cash portion of the restricted stock exchanged for options. See Note 16–Commitments and Contingencies, under Employment Agreements.

Insider Trading Policy

On March 27, 2024, the Company adopted an insider trading policy which prohibits trading based on “material, nonpublic information” regarding the Company or any company whose securities are listed for trading or quotation in the United States.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

SolarMax Technology, Inc. and Subsidiaries

Condensed Financial Information of Parent

Condensed Balance Sheets

As of December 31 ,2023 and 2022

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$107,822	$177,783
Other current assets	1,900,679	756,595
Inventories, net	44,544	494,496
Total current assets	2,053,045	1,428,874
Investments in and receivables from affiliates	12,270,249	14,719,777
Other assets	5,567,391	7,035,972
Total assets	$19,890,685	$23,184,623

Liabilities and stockholders' deficit
Current liabilities:
Current liabilities	$4,957,223	$5,029,242
Long-term debt, current	2,000,000	2,000,000
Total current liabilities	6,957,223	7,029,242
Long-term debt, noncurrent	24,958,658	24,958,658
Other liabilities	3,862,633	6,862,976
Total liabilities	35,778,514	38,850,876
Stockholders’ deficit:
Preferred stock		-
Common stock	40,984	40,984
Additional paid-in capital	55,786,634	55,786,634
Treasury stock	(1,808,889)	(1,808,889)
Accumulated deficit	(68,623,970)	(68,503,869)
Accumulated other comprehensive loss	(1,282,588)	(1,181,113)
Total stockholders’ deficit	(15,887,829)	(15,666,253)
Total liabilities and stockholders’ deficit	$19,890,685	$23,184,623

See accompanying notes to condensed financial information of parent.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

SolarMax Technology, Inc. and Subsidiaries

Condensed Financial Information of Parent

Condensed Statement of Operations

For the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022
Revenues:
Trade sales	$1,909,689	$11,800,022
Management fee income	5,661,812	4,446,246
Total revenues	7,571,501	16,246,268

Cost of revenues	2,524,006	12,543,393
Gross profit	5,047,495	3,702,875
Expenses:
General and administrative	2,784,317	7,137,029
Interest income	(7,365)	(541)
Interest expense	217,054	152,637
Other expense (income), net	263,113	(707,907)
Total expenses	3,257,119	6,581,218
Income (loss) before equity in losses of affiliates	1,790,376	(2,878,343)
Equity in losses of affiliates	(1,352,790)	(3,399,199)
Income (loss) before income taxes	437,586	(6,277,542)
Income tax provision (benefit)	2,800	800
Net income (loss)	$434,786	$(6,278,342)

See accompanying notes to condensed financial information of parent.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

SolarMax Technology, Inc. and Subsidiaries

Condensed Financial Information of Parent

Condensed Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022

Net cash provided by (used in) operating activities	$(69,960)	$7,214,420

Net cash used in investing activities	-	(27,960)

Net cash used in financing activities	-	(7,050,000)
Net increase (decrease) in cash and cash equivalents	(69,960)	136,460
Cash and cash equivalents, beginning of the year	177,783	41,323
Cash and cash equivalents, end of the period	$107,823	$177,783

Supplemental disclosures of cash flow information:
Interest paid in cash	$217,054	$152,637
Income taxes paid (received) in cash	551	(1,520)

Non-cash activities for investing and financing activities:
Right-of-use assets acquired through operating leases	$-	$6,274,652
Right-of-use assets acquired through operating leases, related party	$-	$5,165,503
Promissory note issued in lieu of a payable for rent and security deposit	$-	$1,358,658
Convertible notes issued to related parties in lieu of EB-5 loans	$-	$2,141,342

See accompanying notes to condensed financial information of parent.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

SolarMax Technology, Inc. and Subsidiaries

Condensed Financial Information of Parent

Notes to Condensed Financial Statements

For the Years Ended December 31, 2023 and 2022

Note 1. Basis of Presentation

The accompanying condensed financial statements of SolarMax Technology, Inc. (“Parent”) should be read in conjunction with the consolidated financial statements and notes thereto of SolarMax Technology, Inc. and Subsidiaries (the “Company”). Parent’s significant accounting policies are consistent with those of the Company.

Note 2. Related Party Transactions

Intercompany Sales

Parent’s revenues include sales of solar panels, LED components, as well as certain battery storage system components to its subsidiaries. Parent does not have any sales to external customers.

Management Fee Income

At a board of directors meeting in July 2016, the board discussed charging management fees from Parent to each United States subsidiary. Subsequently, executive directors implemented a management fee based on 10% of the subsidiary’s revenue to compensate for Parent’s management of each United States subsidiary.

Headquarter Rent Expense Allocation

During the years ended December 31, 2023 and 2022, the total rent expense of the headquarters was $1,694,808 and $1,522,292, respectively, of which $847,818 and $1,035,561, respectively, was allocated to United States subsidiaries, based on the estimated square feet occupied by employees and other personnel assigned to such subsidiaries.

Intercompany receivables and payables

Currently, Parent does not have any plans to settle the receivables from and payables to its various subsidiaries. Accordingly, Parent reports the balances in the receivables from and payables to subsidiaries in its investments in subsidiaries.

Intercompany Loan

During the year ended December 31, 2023 and 2022, Parent issued $0 million and $2.1 million, respectively, of 4% secured subordinated convertible notes to settle the CEF related party loans issued by its subsidiary. The intercompany loan issued on behalf of its subsidiary is non-interest bearing and currently has no written agreement.

