Form 10-Q
period 2024-03-31
SolarMax Technology, Inc.
filed 2024-05-15
CIK 1519472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2023 to March 31, 2024

Commission file number 001-41959

_________________________

Solarmax Technology, Inc.
(Exact name of registrant as specified in its charter)

_________________________

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

Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 44,982,797 shares outstanding as of May 15, 2024.

i

FORWARD-LOOKING STATEMENTS

                This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

                Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Forward-Looking Statements,” “Item 1A. Risks Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

                We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

                We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Part I - Financial Information

Item 1. Financial Statements

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,929,781	$2,539,312
Accounts receivable, net	3,980,353	4,176,322
Short-term investments	7,000,000	-
Contract assets, net	292,608	549,118
Receivable from SPIC and project companies (Note 2)	3,651,798	3,728,865
Customer loans receivable, current, net	1,395,744	2,212,574
Inventories, net	1,248,447	1,341,397
Other receivables and current assets, net	4,767,673	5,373,997
Total current assets	27,266,404	19,921,585
Property and equipment, net	267,441	291,416
Operating lease right-of-use assets	4,274,921	5,411,820
Goodwill	7,428,019	7,584,779
Investments in unconsolidated solar project companies	9,557,500	9,698,308
Customer loans receivable, noncurrent, net	4,444,262	4,322,942
Deferred tax assets	186,503	189,226
Restricted cash, noncurrent	356,510	354,504
Other assets	910,502	880,621
Total assets	$54,692,062	$48,655,201

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023 (Continued)

	March 31, 2024	December 31, 2023
	(Unaudited)
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,042,203	$3,384,195
Operating lease liabilities, current	1,465,296	1,497,555
Unsecured loans, current	2,000,000	2,000,000
Secured loans from related parties, current	9,358,658	11,358,658
Secured convertible notes, current	8,580,000	8,680,000
Accrued expenses and other payables	12,947,272	16,480,896
Total current liabilities	36,393,429	43,401,304
Operating lease liabilities, noncurrent	2,901,516	4,078,569
Secured loans from related parties, noncurrent	7,000,000	7,000,000
Secured convertible notes, noncurrent, net of debt discount and issuance costs	6,363,217	7,269,768
Other liabilities	2,619,138	2,793,388
Total liabilities	55,277,300	64,543,029
Commitments and contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, par value $0.001 per share; 297,225,000 shares authorized, 46,231,142 and 40,983,881 shares issued as of March 31, 2024 and December 31, 2023, respectively, and 44,982,797 and 39,735,536 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	46,231	40,984
Additional paid-in capital	90,563,721	55,786,634
Treasury stock, at cost, 1,248,345 shares at March 31, 2024 and December 31, 2023	(1,808,889)	(1,808,889)
Accumulated deficit	(87,895,756)	(68,623,969)
Accumulated other comprehensive loss	(1,490,545)	(1,282,588)
Total stockholders’ deficit	(585,238)	(15,887,828)
Total liabilities and stockholders’ deficit	$54,692,062	$48,655,201

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Revenues	$5,764,074	$12,868,478
Cost of revenues (includes stock-based compensation expense of $1,264,690)	6,228,481	10,796,141
Gross profit (loss)	(464,407)	2,072,337
Operating expenses:
General and administrative (includes stock-based compensation expense of $15,945,597)	18,251,110	1,294,787
Selling and marketing	165,222	250,339
Total operating expense	18,416,332	1,545,126
Operating income (loss)	(18,880,739)	527,211
Other income (expense):
Interest income	15,792	8,676
Interest expense	(384,363)	(399,136)
Equity in income of solar project companies	60,163	67,902
Gain on debt extinguishment	53,642	13,410
Gain on early termination of lease	77,207	4,212
Other income (expense), net	(208,688)	319,252
Total other income (expense)	(386,247)	14,316
Income (loss) before income taxes	(19,266,986)	541,527
Income tax provision (benefit)	4,801	(201,288)
Net income (loss)	$(19,271,787)	$742,815
Net income (loss) per share
Basic	$(0.46)	$0.02
Diluted	$(0.46)	$0.02
Weighted average shares used to compute net income (loss) per share
Basic	41,461,502	39,735,536
Diluted	41,461,502	44,533,059

See accompanying notes to consolidated financial statements.

4

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net income (loss)	$(19,271,787)	$742,815
Other comprehensive loss
Foreign currency translation adjustments	(207,957)	221,007
Total comprehensive income (loss)	$(19,479,744)	$963,822

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2023	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,623,969)	$(1,282,588)	$(15,887,828)
Stock-based compensation					17,210,288					17,210,288
Shares issued for warrants exercised			207,311	207	(207)					-
Initial public offering			5,039,950	5,040	18,571,997					18,577,037
Public offering costs previously capitalized					(1,004,991)					(1,004,991)
Net income								(19,271,787)		(19,271,787)
Currency translation adjustments									(207,957)	(207,957)
Balance at March 31, 2024 (Unaudited)	-	$-	46,231,142	$46,231	$90,563,721	(1,248,345)	$(1,808,889)	$(87,895,756)	$(1,490,545)	$(585,238)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2022	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(69,058,755)	$(1,167,523)	$(16,207,549)
Net loss	-	-	-	-	-	-	-	742,815	-	742,815
Currency translation adjustments	-	-	-	-	-	-	-	-	221,007	221,007
Balance at March 31, 2023 (Unaudited)	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,315,940)	$(946,516)	$(15,243,727)

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023

Operating activities
Net income (loss)	$(19,271,787)	$742,815
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	23,917	51,045
Amortization of discounts on customer loan receivables	(1,760)	(22,175)
Amortization of convertible note discount and debt issuance costs	47,090	45,078
Amortization of operating lease right-of-use assets	368,659	358,373
Provision for (recovery of) credit losses and loan losses	60,986	142,049
Provision for excess and obsolete inventories	34,883	108,378
Provision for warranty and production guaranty	61,466	152,231
Equity in income of investment in excess of distribution received	(60,163)	(67,902)
Deferred income tax provision	(1,199)	(207,288)
Gain on disposal of property and equipment	(14,472)	(22,174)
Gain on debt extinguishment	(53,641)	(13,410)
Gain on early termination of lease	(77,207)	(4,212)
Stock-based compensation	17,210,288	-
Changes in operating assets and liabilities:
Accounts receivable	114,796	977,912
Contract assets	256,510	(3,876,422)
Customer loans receivable	635,972	1,065,026
Inventories	58,067	502,834
Other receivables and current assets	(69,131)	(3,224,686)
Other assets	(29,881)	28,205
Accounts payable	(1,341,992)	(515,739)
Operating lease liabilities	(363,865)	(341,012)
Contract liabilities	-	4,314,590
Accrued expenses and other payables	(3,756,336)	2,071,112
Other liabilities	(231,494)	99,343
Net cash provided by (used in) operating activities	$(6,400,294)	$2,363,971

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023 (Continued)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Investing activities
Short- term Investments	$(7,000,000)	$-
Proceeds from disposal of property and equipment	14,473	22,174
Net cash provided by (used in) investing activities	(6,985,527)	22,174

Financing activities
Net proceeds from initial public offering	18,577,037	-
Refundable vendor bid deposits paid	-	(7,308)
Principal payment on convertible notes	(3,000,000)	(2,500,000)
Principal payment on borrowings	-	(9,827)
Repayment on equipment capital lease	(4,222)	(4,322)
Payments related to Uonone acquisition contingency (Note 15)	-	(2,309,698)
Proceeds from Uonone acquisition contingency (Note 15)	-	6,869,462
Net cash provided by (used in) financing activities	15,572,815	2,038,307
Effect of exchange rate	205,481	(61,148)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,392,475	4,363,304
Cash, cash equivalents, and restricted cash, beginning of the period	2,893,816	4,168,951
Cash, cash equivalents, and restricted cash, end of the period	$5,286,291	$8,532,255

Supplemental disclosures of cash flow information:
Interest paid (received) in cash	$540,248	$349,319

Non-cash activities for investing and financing activities:
Expensing of public offering costs previously capitalized	$658,564	$-
Convertible notes issued in satisfaction of related party loans	$2,000,000	$-

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

	As of March 31,
	2024	2023
	(Unaudited)
Cash balance at the beginning of the period:
Cash and cash equivalents	$2,539,312	$3,821,952
Restricted cash, noncurrent	354,504	346,999
	$2,893,816	$4,168,951

Cash balance at the end of the period:
Cash and cash equivalents	$4,929,781	$7,966,192
Restricted cash, current	-	217,427
Restricted cash, noncurrent	356,510	348,636
	$5,286,291	$8,532,255

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

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

The Company operates in two segments – the U.S. operations and the China operations. The Company’s U.S. operations primarily consist of (i) the sale and installation of photovoltaic and battery backup systems for residential and commercial customers, (ii) financing the sale of its photovoltaic and battery backup systems, and (iii) sales of LED systems and services to government and commercial users. The Company’s China operations consist of identifying and procuring solar farm projects for resale to third parties and performing engineering, procurement, and construction (“EPC”) services primarily for solar farm projects. The Company’s operations in China are conducted through its principal Chinese subsidiaries.

Initial Public Offering

On February 27, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood, a division of Kingswood Capital Partners, LLC (the “Representative”), as representative of the underwriters. Pursuant to the Underwriting Agreement, the Company agreed to sell to the underwriters on a firm commitment basis 4,500,000 shares of common stock, at a public offering price of $4.00 per share. less a 6% underwriting discount. The gross proceeds of the offering were $18 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, SolarMax granted the underwriters a 45-day option to purchase an additional 675,000 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. Pursuant to the Underwriting Agreement, the Company paid the Representative a 1% non-accountable expense allowance and reimbursed the Representative for certain accountable expenses of $175,000.

On March 5, 2024, the Underwriters purchased 539,950 shares of common stock upon the partial exercise of the over-allotment option at the initial public offering price of $4.00 per share. less a 6% underwriting discount. Including proceeds from the sale of the additional shares, the aggregate gross proceeds from the offering was approximately $20 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. Net proceeds from the Company’s initial public offering reflects the gross proceeds net of underwriting discounts, the non-accountable expense allowance, accountable expenses of the underwriters that were paid by the Company and other expenses that were deducted from gross proceeds at the closing. The net proceeds to the Company were approximately $18.6 million.

Pursuant to the Underwriting Agreement, the Company issued to the Representative at the initial closing of the offering warrants (the “Representative’s Warrants”) to purchase 360,000 shares of common stock. In connection with the sale of the additional shares of common stock pursuant to the partial exercise of the over-allotment option, the Company issued Representative’s Warrants to purchase 43,196 shares of common stock.  The Representative’s Warrants are exercisable at an exercise price of $4.80 per share at any time and from time to time, in whole or in part, during the period commencing February 29, 2024 and terminating on February 12, 2029. The Representative’s Warrant also provides for certain demand and “piggyback” registration rights for the shares of Common Stock issuable upon exercise of the Representative’s Warrant and contains customary anti-dilution provisions.

On March 13, 2024, the Representative’s Warrants were fully exercised on a cashless basis. Based on the formula for cashless exercise, the Company issued a total of 207,311 shares of common stock, and, as a result of the exercise, no Representative’s Warrants remained outstanding.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included elsewhere. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 and for any other interim period or other future year.

Principles of Consolidation

Amounts reported in the condensed consolidated financial statements are stated in U.S. dollars, unless stated otherwise. The functional currency of the Company’s foreign subsidiaries is the Chinese renminbi (“RMB”). These transactions are translated from the local currency into U.S. dollars at exchange rates during or at the end of the reporting period. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements reflect the accounts and operations of the Company. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Company consolidates any variable interest entity (“VIE”) of which it is the primary beneficiary. The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. All of these determinations involve significant management judgments and estimates.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.  These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include the cost-based inputs to estimate revenues on long-term construction contracts, the collectability of accounts receivable and loans receivable, the useful lives and impairment of property and equipment, goodwill, the fair value of stock options granted and stock-based compensation expense, the fair value of assets acquired and liabilities assumed in a business combination, warranty and customer care reserve, the valuation of deferred tax assets, inventories and provisions for income taxes. Actual results could differ materially from those estimates.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company’s history of net losses and negative cash flow from operating activities, including its net loss and negative cash flow for the three months ended March 31, 2024, along with its increased accumulated deficit and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern.

At March 31, 2024, the Company reported a working capital deficit of approximately $9.1 million.  In addition, the accumulated deficit was approximately $87.9 million and the stockholders’ deficiency was approximately $585,000. In connection with these condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities, and significant current debt.

As of March 31, 2024, the Company’s principal sources of liquidity consisted of approximately $4.9 million, of cash and cash equivalents, and estimated cash flow from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities and the net proceeds of its February 2024 initial public offering are sufficient to meet the Company’s working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements, excluding approximately $8.0 million of debt that is due in the next twelve months for which the Company is seeking to have exchanged for five year convertible notes. Management is focused on expanding the Company’s existing business, as well as its customer base, including its continuing efforts to generate revenue from non-related parties for its China operations and to continue to increase its United States revenues. The Company is looking to continue to negotiate an exchange of a large portion of the approximately $8.0 million of the current portion of long-term related party loans for convertible notes that mature in periods beyond one year. The Company cannot predict whether it will be successful in these efforts.

As a result of the above, there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption, or obtain the exchange of any of its current debt for secured convertible debt and thus maintain sufficient cash balances for its planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. Revenue and cash flow from the Company’s China segment is irregular because of the timing of solar projects and the Company requires significant funds for its operations, particularly during periods when there is little or no revenue or cash flow from projects, and as of March 31, 2024, the Company did not have any agreements for its China segment. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposit accounts and highly liquid investments purchased with an original maturity of six months or less. The standard insurance coverage for non-interest bearing transaction accounts in the U.S. is $250,000 per depositor under the general deposit insurance rules of the Federal Deposit Insurance Corporation. The standard insurance coverage for non-interest bearing transaction accounts in the PRC is RMB 500,000 (approximately $73,000) per depositor per bank under the applicable Chinese general deposit insurance rules.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

Restricted Cash

Restricted cash includes cash held to collateralize ACH transactions and outstanding credit card borrowing facilities.

Restricted cash at March 31, 2024 and December 31, 2023 consisted of:

	March 31, 2024	December 31, 2023
	(Unaudited)
Deposit held by a US financial institution as collateral for ACH transactions and business credit cards – US Segment	$356,510	$354,504
Less: current portion	-	-
Noncurrent portion	$356,510	$354,504

Accounts Receivable

Accounts receivable are reported at the outstanding principal balance due from customers. In the U.S., accounts receivable substantially include customer billings for the sales of LED products and services. In the PRC segment, accounts receivable represents the amounts billed under the contracts but uncollected on completed construction contracts. Accounts receivable are recorded at net realizable value.

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

Contract Assets

The contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date, primarily for the solar energy system sales in the U.S.. The contract assets are transferred to receivables when the rights become unconditional (i.e., when the permission to operate is issued). The contract liabilities primarily relate to the advance consideration received from customers related to the solar energy system sales in the U.S., for which the transfer of ownership has not occurred.

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

Customer Loans Receivable

In the U.S. segment, the Company offered its customers who meet the Company’s credit eligibility standards the option to finance the purchase of solar energy systems through installment loans underwritten through SolarMax Financial. All loans are secured by the solar energy systems or other projects being financed. The outstanding customer loan receivable balance is presented net of an allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on the customer loans. In determining expected credit losses, the Company considers its historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. Loans offered at the promotional interest rate below the market interest rate are accounted for as loan discounts and are amortized on an effective interest method to interest income over the terms of the loans. The Company has not entered into any new loan agreements since early 2020, and its revenues are from financing related to its existing loan portfolio.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

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

The Company reviews goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. The Company generally performs its annual impairment test of goodwill in the fourth quarter each year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. When assessing goodwill for impairment, the Company follows ASC Topic 350, Intangibles-Goodwill and Other. In determining the reporting unit’s fair value, the Company considers the underlying enterprise value and if necessary, the reporting unit’s discounted cash flow, which involves assumptions and estimates, including the reporting unit’s future financial performance, weighted-average cost of capital and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include a significant decline in the reporting unit’s financial results, a significant decline in the reporting unit’s enterprise value relative to its net book value, an unanticipated change in competition or market share and a significant change in the reporting unit’s strategic plans. For the Company’s goodwill annual testing, management determined that its reporting units are the same as its operating segments. Accordingly, the reporting unit for the goodwill annual testing is the PRC segment.

There was no impairment loss for the three months ended March 31, 2024 and 2023.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

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

There was no impairment loss on such systems for the three months ended March 31, 2024 and 2023.

Investments in Unconsolidated Joint Ventures and Solar Project Companies

The Company’s unconsolidated investments in the U.S. are held directly by the Company as well as through its subsidiary, SMX Capital, and consist of investments in U.S.-based solar limited liability companies: Alliance Solar Capital 1, LLC (“A#1”), Alliance Solar Capital 2, LLC (“A#2”), and Alliance Solar Capital 3, LLC (“A#3”). The Company’s U.S. segment also has an investment in a PRC-based panel manufacturer, Changzhou Hongyi New Energy Technology Co., Ltd (“Changzhou”).

At March 31, 2024 and December 31, 2023, the Company has unconsolidated investments in the PRC related to its 30% non-controlling interests in three project companies for which it transferred a 70% interest in 2021.

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

Because the Company’s investments include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any reporting period, the investment is reviewed to determine if the impairment is other than temporary. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company monitors its investments in unconsolidated entities periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2024 and 2023.

Warranties

Workmanship Warranty

For the sale of solar and battery systems in the U.S., the Company provides a workmanship warranty for 25 years to cover the quality of the Company’s installation. The warranty is designed to cover installation defects and damages to customer properties caused by the Company’s installation of the solar energy systems and battery storage systems which generally are uncovered within 2-3 years after the installation. The 25-year warranty is consistent with the term provided by competitors and is provided by the Company to remain market competitive. The workmanship warranty does not include the product warranties (panels and inverters) which are covered directly by the manufacturers, generally for 25 years on panels and inverters, and 10 years for energy storage systems. The Company determined that its 25-year workmanship warranty for solar energy systems constitutes an assurance-type warranty and should continue to be accounted for under ASC Topic 460, Guarantees, instead of a service-type warranty which would be accounted for under Topic 606 as accost of revenues as a cost revenues.

SolarMax Technology, Inc. and Subsidiaries

 Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

Quality Warranty for EPC Services

For the PRC segment, the Company provides construction quality warranty on Engineering, Procurement and Construction (“EPC”) services generally for one year after completion. The customer typically retains 3-5% of the contract price which will not be paid to the Company until the expiration of the warranty period which is accounted by the Company as retainage receivable. The Company currently provides a reserve for such potential liabilities based on a nominal percentage of project revenues for the PRC segment in the approximate amount of $243,000 and $255,000 as of March 31, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other liabilities. To date the Company has not incurred significant claims on the quality warranty. The liability is reversed when the warranty period expires.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

The carrying amount of cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable, deposits, taxes payable, warranty liability and accrued payroll and expenses approximates fair value because of the short maturity of these instruments.

The following table presents the fair value and carrying value of the Company’s cash equivalents, loans receivable and borrowings as of March 31, 2024:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Cash equivalents	$359,996	$-	$-	$359,996
Customer loans receivable	-	-	6,237,101	5,840,006
Short- term investments	7,000,000			7,000,000
Liabilities
Bank and other loans	-	2,000,000	-	2,000,000
Secured loans from related parties	-	-	14,053,042	15,000,000
Secured convertible debt	-	-	12,425,272	14,943,217

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

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

The Company’s arrangements may contain clauses such as contingent repurchase options, delay liquidated damages, rebates, penalties or early performance bonus, most favorable pricing or other provisions, if applicable, that can either increase or decrease the transaction price. The Company has historically estimated variable considerations that decrease the transaction price (e.g., penalties) and recorded such amounts as an offset to revenue, consistent with requirements under Topic 606. Under Topic 606, the Company estimates and applies a constraint on variable considerations and includes that amount in the transaction price. Because the Company’s historical policies on estimating variable considerations that would decrease the transaction price have largely mirrored the requirements under Topic 606, and because variable considerations that would increase the transaction price have historically been immaterial or would likely be constrained under Topic 606, there is no cumulative effect adjustment. The Company estimates variable considerations for amounts to which the Company expects to be entitled and for which it is not probable that a significant reversal of cumulative revenue recognized will occur.

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

In the U.S., the Company sells solar energy and battery storage systems to residential and commercial customers and recognizes revenue net of sales taxes. Cash sales include direct payments from the customer (including financing obtained directly by the customer), third-party financing arranged by the Company for the customer, and leasing arranged by the Company for the customer through a third party leasing company.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

Operating Leases and Power Purchase Agreements (PPAs) in U.S.

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

Loan Interest Income

In the U.S., in the past, the Company provided installment financing to qualified customers to purchase residential or commercial photovoltaic systems, energy storage systems, as well as LED products and services, and some of these loans remain outstanding. The Company has not entered into new loans since early 2020, and its revenues are from financing related to its existing loan portfolio. Customer loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by an allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the interest method. The interest method is applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Interest on loans generally continues to accrue until the loans are charged off. Premiums and discounts are recognized as yield adjustments over the term of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is not to hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value. There were no loans held-for-sale at March 31, 2024 and December 31, 2023.

The following table summarizes the Company’s revenue by business line by segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Solar energy and battery storage systems
Sales on non-installment basis	$4,332,490	$12,027,898
Third party leasing arrangements	289,178	-
Operating lease revenues	18,820	22,417
Power purchase agreement revenues	3,958	-
Total solar energy and battery storage systems	4,644,446	12,050,315
LED projects	1,018,010	666,744
Financing related	101,618	151,419
Total revenues	$5,764,074	$12,868,478

Advertising Costs

The Company charges advertising and marketing costs related to radio, internet and print advertising to operations as incurred. Advertising and marketing costs for the three months ended March 31, 2024 and 2023 were approximately $165,000 and $250,000, respectively.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

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

Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in the Company’s condensed consolidated financial statements in accordance with U.S. GAAP. The calculation of the Company’s tax provision involves the application of complex tax rules and regulations within multiple jurisdictions. The Company’s tax liabilities include estimates for all income-related taxes that the Company believes are probable and that can be reasonably estimated. To the extent that the Company’s estimates are understated, additional charges to the provision for income taxes would be recorded in the period in which the Company determines such understatement. If the Company’s income tax estimates are overstated, income tax benefits will be recognized when realized.

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. For the three months ended March 31, 2024 and 2023, the Company did not incur any related interest and penalties.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of March 31, 2024 and December 31, 2023, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes.

Comprehensive Income (Loss)

The Company accounts for comprehensive income loss in accordance with ASC 220, Income Statement – Reporting Comprehensive Income (“ASC 220”). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of March 31, 2024 and December 31, 2023 is the currency translation adjustment.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are excluded from the computation of diluted earnings per share for the three months ended March 31, 2024 because the effect would be antidilutive.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest for both employees and non-employees. Stock-based compensation expense recognized includes the compensation cost for all share-based payments granted to employees and non-employees, net of estimated forfeitures, over the employee requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported.

Foreign Currency

Amounts reported in the condensed consolidated financial statements are stated in U.S. dollars, unless stated otherwise. The Company’s subsidiaries in the PRC use the Chinese RMB as their functional currency and all other subsidiaries use the U.S. dollar as their functional currency. For subsidiaries that use the local currency as the functional currency, all assets and liabilities are translated to U.S. dollars using exchange rates in effect at the end of the respective periods and the results of operations have been translated into U.S. dollars at the weighted average rates during the periods in which the transactions were recognized. Resulting translation gains or losses are recognized as a component of other comprehensive income (loss).

In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Losses on those foreign currency transactions of approximately $207,000 and $887,000 for the three months ended March 31, 2024 and 2023, respectively, are included in other income (expense), net for the period in which exchange rates change.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has two operating and reporting segments (U.S. and PRC) as of March 31, 2024 and December 31, 2023.

Recently Issued Accounting Pronouncements

As an emerging growth company, the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities and Exchange Act of 1934.

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update),which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU simplifies the current accounting under ASC 470-20 for convertible debt with a cash conversion feature and convertible instrument with a beneficial conversion feature. As a result, after adopting the ASU, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. An entity can use either a full or modified retrospective approach to adopt the ASU. This ASU is effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The ASU may be early adopted for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company has determined the adoption has no impact on the Company’s condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively and early adoption is also permitted, including adoption in an interim period. The Company has determined the adoption effective on January 1, 2024 has no impact on the Company’s condensed consolidated financial statements.

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

The Company has determined the adoption effective on January 1, 2024 has no impact on the Company’s condensed consolidated financial statements.

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

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

3. Cash, Cash Equivalents and Restricted Cash

As of March 31, 2024 and December 31, 2023, insured and uninsured cash including the balance classified as restricted cash were as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
US Segment
Insured cash	$722,937	$818,534
Uninsured cash	4,214,360	813,199
	4,937,297	1,631,733
China Segment
Insured cash	241,526	295,503
Uninsured cash	107,467	966,580
	348,993	1,262,083
Total cash and cash equivalents & restricted cash	5,286,291	2,893,816
Less: Cash and cash equivalents	4,929,781	2,539,312
Restricted cash	$356,510	$354,504

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

4. Accounts Receivable, net

The activity of the allowance for credit losses for accounts receivable for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Balance – beginning of period	$4,598	$1,185,046
Provision for bad debts	(312)	35,187
Recoveries	-	(1,182,254)
Effect of exchange rate	-	5,106
Balance – end of period	$4,286	$43,085

5. Short-term investments

In March 2024, the Company made short-term investments of $7,000,000 in 8% promissory notes due June 1, 2024 issued by Webao Limited, an unrelated party, based in Hong Kong.  The total amortized cost, the fair value and the carrying value of the investments is $7,000,000 at March 31, 2024. There was no unrecognized holding gains or losses and other-than-temporary investment recognized on this investment at March 31, 2024.

6. Customer Loans Receivable

In past years, the Company provided financing to qualified customers to purchase residential or commercial photovoltaic systems, as well as other products the Company offered in the U.S. Depending on the credit rating of customers, the interest rate generally ranges from 0.00% to 10.99% per annum with financing terms ranging from one to fifteen years. At March 31, 2024 and December 31, 2023, the percentage of the Company’s loan portfolio with a 0% interest rate is 5% and 14%, respectively.

The customer gives the Company a security interest in the photovoltaic systems and other products financed.

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at March 31, 2024:

	Year of Origination						March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	%
Prime — FICO score 680 and greater	$-	$-	$-	$-	$141,710	$5,164,659	$5,306,369	86%
Near-prime — FICO score 620 to 679	-	-	18,191	-	11,057	606,219	635,467	10%
Sub-prime — FICO score less than 620	-	-	-	-	-	155,722	155,722	3%
Business entity — FICO not available		-	-	48,396	22,932	-	71,328	1%
Total Customer Loan Receivables, gross	$-	$-	$18,191	$48,396	$175,699	$5,926,600	$6,168,886	100%

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at December 31, 2023:

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	%
Prime — FICO score 680 and greater	$-	$-	$-	$181,315	$438,676	$5,234,583	$5,854,574	87%
Near-prime — FICO score 620 to 679	-	19,117	-	18,107	42,175	622,398	701,797	10%
Sub-prime — FICO score less than 620	-	-	-	-	72,489	84,992	157,481	2%
Business entity — FICO not available		-	52,753	28,051	-	-	80,804	1%
Total Customer Loan Receivables, gross	$-	$19,117	$52,753	$227,473	$553,340	$5,941,973	$6,794,656	100%

Customer loans receivable consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Unaudited)
Customer loans receivable, gross	$6,168,886	$6,794,656
Less: unamortized loan discounts	(572)	(2,332)
Allowance for loan losses	(328,308)	(256,808)
Customer loans receivable, net	5,840,006	6,535,516
Less: Current portion	1,395,744	2,212,574
Non-current portion	$4,444,262	$4,322,942

Principal maturities of the customer loans receivable at March 31, 2024 are summarized as follows:

For the year ending December 31,	Amount
2024 (remainder of)	$1,395,744
2025	1,367,415
2026	1,203,664
2027	990,290
2028	665,563
Thereafter	546,210
Total customer loans receivable	$6,168,886

The Company is exposed to credit risk on the customer loans receivable. Credit risk is the risk of loss arising from the failure of customers to meet the terms of their contracts with the Company or otherwise fail to perform as agreed.

The activity in the allowance for loan losses for customer loans receivable for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Balance – beginning of period	$256,808	$288,457
Provision for loan losses	61,298	106,862
Chargeoffs and adjustments	10,202	23,308
Balance – end of period	$328,308	$418,627

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

Total interest income on the customer loans receivable included in revenues was approximately $100,000 and $150,000 for the three months ended March 31, 2024 and 2023, respectively.

7. Inventories, net

The activity in the reserve for excess and obsolete inventories for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Balance – beginning of period	$596,367	$485,504
Provision for excess and obsolete inventories	34,883	108,378
Balance – end of period	$631,250	$593,882

Inventories consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Unaudited)
Solar panels, inverters, battery storage and components	$1,276,948	$1,336,066
LED lights	602,749	601,698
Total inventories, gross	1,879,697	1,937,764
Less: reserve for excess and obsolete inventories	(631,250)	(596,367)
Total inventories, net	$1,248,447	$1,341,397

8. Other Receivables and Current Assets, Net

Other receivables and current assets, net consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Unaudited)
Receivable from Seller (Uonone Group – Note 15)	$427,631	$436,698
Deferred project costs	1,383,040	1,603,355
Prepaid expenses and other current assets	1,183,574	852,534
Advances to suppliers	1,169,950	1,300,009
Accrued interest on customer loans receivable	603,478	522,837
Capitalized offering costs	-	658,564
Total other receivables and current assets	$4,767,673	$5,373,997

Deferred project costs consist of work in process and subcontractor costs incurred on the solar energy systems and LED projects that are not fully completed at March 31, 2024 and December 31, 2023.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

9. Property and Equipment

Components of property and equipment, net are as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
Automobiles	$858,285	$971,384
Furniture and equipment	1,394,025	1,396,936
Solar systems leased to customers	1,663,468	1,663,468
Leasehold improvements	2,339,221	2,343,815
Total property and equipment, gross	6,254,999	6,375,603
Less: accumulated depreciation and amortization	(5,987,558)	(6,084,187)
Total property and equipment, net	$267,441	$291,416

For the three months ended March 31, 2024 and 2023, depreciation expenses were approximately $24,000 and $51,000, respectively.

10. Goodwill

The activity of goodwill is as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
Balance – beginning of period	$7,584,779	$7,774,472
Effect of exchange rate	(156,760)	(189,693)
Balance – end of period	$7,428,019	$7,584,779

11. Investments in Unconsolidated Solar Project Companies

The Company has a 30% non-controlling interest in three PRC companies that were project subsidiaries that performed EPC services.  Upon completion of the project, a 70% equity interest in the project subsidiary was transferred to the customer, with the customer having a first right of refusal to purchase the 30% interest in the project subsidiary during a specified period.  Upon the transfer of the 70% interest in these entities, the entities, which are referred to by the projects for which the Company’s China segment performed services, were de-consolidated and the Company’s 30% non-controlling interest is treated as an equity investment.  Activity in the Company’s 30% non-controlling investments in these entities’ solar project companies in the China segment for the three months ended March 31, 2024 and March 31, 2023 is reflected in the following tables:

Investee	Investment Balance at December 31, 2023	Share of Investee’s Net Income	Effect of Exchange Rate	Investment Balance at March 31, 2024
Yilong #2	$4,213,276	$25,366	$(87,302)	$4,151,340
Xingren	2,031,774	9,081	(42,072)	1,998,783
Ancha	3,453,258	25,716	(71,597)	3,407,377
Total	$9,698,308	$60,163	$(200,971)	$9,557,500

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

Investee	Investment Balance at December 31, 2022	Share of Investee’s Net Income	Effect of Exchange Rate	Investment Balance at March 31, 2023
Yilong #2	$3,966,824	$10,385	$17,651	$3,994,860
Xingren	1,953,048	14,050	8,657	1,975,755
Ancha	3,134,887	43,467	13,819	3,192,173
Total	$9,054,759	$67,902	$40,127	$9,162,788

The following tables present the summary of the combined financial statements of the three solar  project companies in which the Company has a 30% equity interest as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023:

	March 31, 2024	December 31, 2023
	(Unaudited)
Current assets	$25,618,121	$24,984,444
Non-current assets	72,494,610	76,024,387
Total assets	$98,112,731	$101,008,831

Current liabilities	$7,486,384	$9,775,803
Noncurrent liabilities	58,483,086	58,680,520
Members’ capital	32,143,261	32,552,508
Total liabilities and members’ capital	$98,112,731	$101,008,831

	March 31, 2024	March 31, 2023
	(Unaudited)
Revenue	$2,055,078	$2,275,014
Gross profit	736,630	864,846
Net income	$200,545	$226,341

Revenue of these project companies is generated from the power purchase agreements with the PRC utility companies as well as government subsidies.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

12. Financing Arrangements

As of March 31, 2024 and December 31, 2023, the Company had the following borrowings:

	March 31, 2024	December 31, 2023
	(Unaudited)
Unsecured loan from unrelated party at 6.0% fixed interest due June 30, 2024	$2,000,000	$2,000,000
Secured convertible notes payable at 4.0% per annum, due various dates through June 2027	15,250,000	16,250,000
EB-5 loans – see details below	15,000,000	17,000,000
Notes payable from SMX Property, a related party, at 8% per annum, due October 10, 2024	1,358,658	1,358,658
Total	33,608,658	36,608,658
Less: debt discount and debt issuance costs	(306,783)	(300,232)
Current portion	(19,938,658)	(22,038,658)
Noncurrent portion	$13,363,217	$14,269,768

Unsecured Loans

Unsecured loans include a loan of $2.0 million from an unrelated PRC individual at an interest rate of 6%, interest payable quarterly in arrears, a maturity date of  June 30, 2024.

Related party EB-5 financings

The Company’s borrowings under the EB-5 program from related parties consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Unaudited)
$45.0 million loan from Clean Energy Funding, LP	$6,000,000	$7,000,000
$13.0 million loan from Clean Energy Funding II, LP	9,000,000	10,000,000
Total	15,000,000	17,000,000
Less: current portion	(8,000,000)	(10,000,000)
Noncurrent portion	$7,000,000	$7,000,000

On January 3, 2012, Clean Energy Fund, LP (“CEF”) entered into a secured loan agreement with SREP, a wholly owned subsidiary of the Company. Under the secured loan agreement, CEF agreed to make loans to SREP in an amount not to exceed $45.0 million, to be used to finance the installment purchases for customers of the solar energy systems. A total of $45.0 million was lent. The loan accrues interest at 3% per annum, payable quarterly in arrears. Each advanced principal amount is due and payable 48 months from the advance date or the U.S. Immigration Form I-829 approval date if later. The I-829 petition includes evidence that the immigrant investors successfully met all U.S. Citizenship and Immigration Services requirements of the EB‑5 program. A UCC filing was filed on behalf of CEF, the secured party, to pledge the collateral for the loan, which is inventory and accounts. As of March 31, 2024 and December 31, 2023, the principal loan balance was $7.0 million and $8.0 million, respectively.

On August 26, 2014, Clean Energy Funding II, LP (“CEF II”) entered into a secured loan agreement with LED, a wholly-owned subsidiary of the Company, for up to $13.0 million. A total of $10.5 million was lent. The proceeds of the loan were used by LED for its operations. The loan accrues interest at fixed interest rate of 3.0% per annum, payable quarterly in arrears. Each advance of principal is due and payable in 48 months or the U.S. Immigration Form I-829 approval date if longer. As of March 31, 2024 and December 31, 2023, the remaining undrawn amount under the loan was $3.0 million.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

The general partner of CEF and CEF II is Inland Empire Renewable Energy Regional Center (“IERE”). The principal owners and managers of IERE consist of the Company’s chief executive officer, its former executive vice president, who is a 5% stockholder, and one of its directors.

Convertible Notes

The Company has issued 4% secured subordinated convertible notes to former limited partners of CEF, pursuant to exchange agreements with the limited partners. The limited partners accepted the notes in lieu of cash payments of their capital contribution which resulted in a reduction of SREP’s notes to CEF in the same amount, reducing the outstanding EB-5 loan balance. Payment of the notes is secured by a security interest in SREP’s accounts receivable and inventory. The convertible notes are payable in five equal installments on the first, second, third, fourth and fifth anniversaries of the date of issuance. The convertible notes made prior to, or on or about the date of, the Company’s initial public offering are convertible into common stock at a conversion price equal to 80% of the public stock price of the Company’s common stock as defined in the convertible note, which is $3.20 per share. The convertible notes made after the Company’s initial public offering are convertible into common stock at a conversion price equal to 80% of the average closing price of the Company’s common stock for the ten trading days preceding the date of the exchange agreement with the limited partner. The convertible notes may be converted into common stock at the first, second, third, fourth and fifth anniversaries of the date of issuance, but not earlier than six months from the date of the Company’s initial public offering, as defined in the note, or for convertible notes issued after the initial public offering, six months after the conversion date.

All convertible notes prior to the Company’s initial public offering have two separate and distinct embedded features. They are: (1) optional conversion upon a public stock event as defined in the convertible note; and (2) redemption put feature upon fundamental transaction.

Commencing six months from the date the Company first receives proceeds from its public stock event for convertible notes made prior to the Company’s initial public offering, and from the date of the convertible note made after the Company’s initial public offering, until the convertible notes are no longer outstanding, the convertible notes and all unpaid accrued interest is convertible into shares of common stock, at the option of the holder, during five trading days commencing on the first, second, third, fourth, and fifth anniversaries of the original issuance date. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (x) the then entire amount of the convertible notes balance outstanding including all unpaid principal and, with the consent of the Company, accrued interest payable by (y) the conversion price. The Company evaluated the embedded optional conversion feature in accordance with the guidance under ASC Topic No. 815, Derivatives and Hedging (“ASC 815”), and determined it is exempt from derivative accounting as the embedded feature is deemed to be indexed to the Company’s own stock and would be classified in stockholder’s equity if freestanding. Further, because the conversion price is a fixed discounted percentage per share price of a contingent future public stock event that has not been realized as of both the issuance date and December 31, 2023, the Company shall record the intrinsic value of the beneficial conversion feature calculated as of the issuance date of the convertible notes upon the realization of the contingent initial public offering event.

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

There were no redemptions for new convertible notes during the three months ended March 31, 2024 and 2023. During the three months ended March 31, 2024 and 2023, the Company recognized a gain on debt extinguishment in the amount of approximately $54,000 and $13,000, respectively related to limited partner interest in CEF who exchanged their limited partner interest for convertible notes.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

Notes Payable to SMX Property, LLC

On October 10, 2022, SMXP made unsecured loan to the Company of $944,077 and $414,581, respectively, for which the Company issued its 8% promissory notes due October 10, 2024, with interest payable quarterly.

The $944,077 loan was used to pay the security deposit and lease obligations for one month owed to the new owner of the Company’s headquarters building under the new lease agreement.

The $414,581 note was issued in payment of lease obligations owing to SMXP by the Company for rent on the Company’s headquarters from June 1, 2022 to October 12, 2022.

Interest Expense

For the three months ended March 31, 2024 and 2023, interest expense incurred on the above long-term EB‑5 related party loans was approximately $122,000 and $133,000, respectively.

Total interest expense incurred (including interest on long-term related party loans) was approximately $384,000 and $399,000 for the three months ended March 31, 2024 and 2023, respectively. The weighted average interest rate on loans outstanding was 3.9% as of March 31, 2024 and December 31, 2023.

Principal maturities for the financing arrangements as of March 31, 2024 are as follows:

For the year ending December 31,	Bank and Other Unsecured Loans	EB-5 Loans – Related Party	Notes Payable – Related Party	Convertible Notes	Total
2024 (remainder of)	$2,000,000	$8,000,000	$1,358,658	$5,580,000	$16,938,658
2025	-	3,000,000	-	5,390,000	8,390,000
2026	-	4,000,000	-	2,390,000	6,390,000
2027	-	-	-	990,000	990,000
2028	-	-	-	500,000	500,000
Thereafter				400,000	400,000
Total	$2,000,000	$15,000,000	$1,358,658	$15,250,000	$33,608,658

13. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Unaudited)
Customer deposits	$269,169	$384,232
Accrued operating and project payables	4,804,783	7,460,887
Payable to Uonone (See Note 15)	2,498,726	2,551,458
Accrued compensation expenses	1,700,291	2,387,574
Retainage payable to vendors	826,292	802,886
Preacquisition liability	1,486,273	1,517,639
Accrued settlement	276,428	276,428
Accrued warranty expense	243,372	248,508
VAT taxes payable	818,063	697,480
Income taxes payable	10,023	139,659
Refundable vendor bid deposits	13,852	14,145
Total accrued expenses and other payables	$12,947,272	$16,480,896

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

Accrued Compensation

At December 31, 2023 and March 31, 2024, accrued compensation includes $675,000 of compensation to the Company’s chief executive officer in connection with the cancellation in March 2019 of restricted stock grants and $1.8 million of accrued but unpaid compensation to the chief executive officer pursuant to his employment agreement.  Accrued compensation at December 31, 2023 includes $600,000 due to the former executive vice president, who is also a 5% stockholder, and one other employee in connection with the cancellation in March 2019 of restricted stock grants and $338,095 of deferred compensation to its former executive vice president, all of which was paid during the three months ended March 31, 2024. The remaining balance relates to accrued unpaid commissions and accrued paid time off.

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

Accrued Warranty

The activity of the warranty liability (included in other liabilities) for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Balance – beginning of period	$2,174,488	$2,411,637
Provision for warranty liability	61,466	152,231
Expenditures and adjustments	(143,120)	(29,006)
Effect of exchange rate	(5,136)	8,752
Balance – end of period	2,087,698	2,543,614
Less: current portion (accrued expenses and other payables)	(243,372)	(255,859)
Non-current portion (other liabilities)	$1,844,326	$2,287,755

Preacquisition Liability

As part of the April 2015 acquisition of ZHPV, the Company assumed a liability associated with the Ningxia project consisting of reimbursement of project expenses to an unrelated third-party including reimbursement of certain land rental expenses and land use taxes estimated at a total of approximately RMB 10.7 million ($1.6 million at March 31, 2024). The Company expects to negotiate to offset the entire liability with the unpaid contract receivables and reimbursements from the third party. All the receivables and reimbursements were previously fully reserved by the Company.

14. Third-party Leasing Arrangement and Concentrations

Third-party Leasing Arrangement

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

Concentration Risks

Major Customers

For the three months ended March 31, 2024 and 2023, there were no customers that accounted for 10% or more of the Company’s revenues.

Major Suppliers

During the three months ended March 31, 2024, one supplier in the U.S. segment accounted for purchases of $2,066,948, or 16%, of purchases, and during the three months ended March 31, 2023, a different supplier in the U.S. segment accounted for purchases of $1,555,338, or 13%, of purchases.  No other supplier accounted for 10% or more of the Company’s purchases in either period.

15. Acquisition Contingencies and Other Payable to Uonone Group

Effective on May 12, 2016, in conjunction with the execution of the amendment to the April 2015 share exchange agreement to acquire ZHPV, ZHPV entered into a debt settlement agreement (the “Debt Settlement Agreement”) with one of the former owners of ZHPV, Uonone Group Co., Ltd., (“Uonone Group”), pursuant to which ZHPV and Uonone Group agreed to settle a list of pending business transactions from December 31, 2012 to December 31, 2015, pursuant to which Uonone Group agreed and had paid ZHPV a total amount of RMB 8,009,716. An additional contingent liability related to estimated costs of a project known as Ningxia project completed by ZHPV prior to the Company’s acquisition of ZHPV of approximately RMB 3.0 million (or approximately $437,000) was also included as a receivable from Uonone Group (see Note 7 – Other Receivables and Current Assets, Net) with the corresponding liability recognized by the Company on the date of acquisition.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

As of December 31, 2021, Uonone Group had repaid all the amounts agreed to under the debt settlement agreement except for the RMB 3.0 million contingent receivable from Uonone Group discussed above. Uonone Group’s obligation on the contingent receivable does not arise until and unless the Company becomes obligated under the contingent liability. At December 31, 2023, the Company had no payment obligations with respect to the assumed contingent liability and accordingly, Uonone Group had no obligation to the Company with respect to the contingent receivable.

Under the debt settlement agreement, any legal settlement proceeds, less fees and expenses, received by ZHPV related to the projects completed prior to the April 2015 business combination would be repaid to the Uonone Group. During the three months ended March 31, 2024 the Company did not receive any additional legal settlement proceeds, nor did the Company make any payments to Uonone.

At March 31, 2024 and December 31, 2023, the amount payable to Uonone, which includes both the Weifang legal settlement as well as the bond payable related to the Zhonglianda project, was approximately RMB 18.0 million ($2.5 million) and approximately RMB 19.4 million ($2.8 million), respectively.

16. Related Party Transactions

See Note 12 for related party lease transactions and Note 17 for the termination of related party lease.

17. Commitments and Contingencies

Operating Leases

The Company has entered into various non-cancellable operating lease agreements for certain of its offices, warehouse facilities and office equipment, vehicles, and solar energy systems, both in the U.S. and in the PRC. The Company determines if an arrangement is a lease, or contains a lease, at inception and records the leases in the condensed consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

Related Party Lease Agreements

Effective March 31, 2024, the Company terminated its lease with Fallow Field, LLC, a related party, for office space in Diamond Bar, California.  In conjunction with the early lease termination, the Company reported a gain on the lease termination of approximately $77,000.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

Future minimum lease commitments for offices, warehouse facilities and equipment, payable to related parties and other, as of March 31, 2024, are as follows:

For the year ending December 31,	Total
2024 (remainder of)	$1,715,941
2025	1,725,564
2026	1,768,488
Thereafter	-
Total	$5,209,993

For the three months ended March 31, 2024 and 2023, rent expense for offices, warehouse facilities and equipment, including rental expense for related party leases, was approximately $465,000 and $509,000, respectively. These amounts include short-term leases and variable lease costs, which are immaterial.

As of March 31, 2024, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

For the year ending December 31,	Total
2024 (remainder of)	$1,675,305
2025	1,725,564
2026	1,768,488
Thereafter	-
Total minimum lease payments	5,169,357
Less: Interest	(802,545)
Present value of lease obligations	4,366,812
Less: current portion	(1,465,296)
Noncurrent portion	$2,901,516

Other information related to leases is as follows:
As of
March 31, 2024
Weighted average remaining lease term (in years)	2.75
Weighted average discount rate	8.0%

Between September and October 2022, the Company entered into subleases with one unrelated company through March 31, 2024. Monthly sublease payments totaled approximately $68,700 and the related sublease income is recognized as other income in the Company’s consolidated statements of operations. This is consistent with the Company’s recognition of sublease income prior to the adoption of FASB ASC Topic 842. The tenants under the subleases provided security deposits of approximately $73,100 to the Company. The Company continues to be responsible for performance under the lease until it expires on December 31, 2026.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

The following table summarizes the Company’s operating lease cost for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Operating lease cost	$454,768	$1,056,643
Short-term lease cost	9,813	131,414
Less: Sublease income	(247,944)	(255,043)
Operating lease cost, net	$216,637	$933,014

Employment Agreements

On October 7, 2016, the Company entered into employment agreements with its chief executive officer  for a five-year term commencing on January 1, 2017 and continuing on a year-to-year basis unless terminated by the Company or the executive on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an initial annual salary of $600,000 and $560,000, respectively, with an increase of not less than 3% on January 1st of each year, commencing January 1, 2018, and an annual bonus payable in restricted stock and cash, commencing with the year ending December 31, 2017, equal to a specified percentage of consolidated revenues for each year. The bonus is based on a percentage of consolidated revenue in excess of $30 million, ranging from $250,000 and $200,000, respectively, for revenue in excess of $30 million but less than $50 million, to 1.0% and 0.9%, respectively, of revenue in excess of $300 million. The agreements provide for severance payments equal to one or two times, depending on the nature of the termination, of the highest annual total compensation of the three years preceding the year of termination, multiplied by the number of whole years the executive has been employed by the Company, which commenced in February 2008.

On February 24, 2020, the Company's then executive vice president resigned. Pursuant to a release and separation agreement dated October 1, 2020, her employment agreement was terminated and, with certain limited exceptions, the Company and the former executive vice president released each other from their obligations under the employment agreement. Pursuant the release and separation agreement, the Company paid the former executive officer $25,497, and agreed to pay to her $803,095, representing the outstanding balance due to her for her deferred salary from 2019 and 2020, cash bonus deferred from 2017 and 2018 and accrued medical and dental benefits. This amount was payable at the rate of $15,000 per month (less applicable deductions and withholding), commencing with the month of April 2020, until the completion by the Company of its public offering, and any unpaid balance then outstanding was to be paid within three business days after the Company receives the proceeds of its initial public offering. For the three months ended March 31, 2024 and 2023, the former vice president was paid approximately $883,000 and $45,000, respectively. As of March 31, 2024, all the Company’s obligations owed to the former executive vice president are fully settled.

The Company entered into a consulting agreement dated October 1, 2020 with the former executive vice president pursuant to which the Company engaged her as a consultant for a term ending December 31, 2022, and continuing thereafter on a month-to-month basis for monthly compensation of $3,000. The release and separation agreement provides that since the long-term incentive plan pursuant to which the options granted to the former executive vice president were granted provides that options may be held by and exercised by a consultant to the Company, the Company agreed that the option shall continue in full force and effect as long as she, at the request of the Company or pursuant to an agreement with the Company, serves as a consultant to the Company. As of March 31, 2024, the former executive officer was a consultant to the Company.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

18. Stockholders’ Equity

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

Amendment of the 2016 Restricted Stock Grants

Pursuant to the 2016 Long-Term Incentive Plan, the board of directors granted 3,819,949 shares as restricted stock grants in October 2016, of which 3,045,963 shares were granted to officers and directors. On March 23, 2019, the Company’s board of directors approved the following modifications with respect to the 2016 Restricted Stock Grants:

•

Granted to the holders of 1,184,434 restricted shares the right to exchange their restricted shares for a ten-year option to purchase 2.119 shares of common stock at $5.01 per share for each share of restricted stock exchanged.

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

The grantees of the restricted stock grants have all rights of ownership with respect to the shares, including the right to vote the shares and to receive dividends and distributions with respect to the shares until and unless a forfeiture event shall occur; provided, however, that prior to a forfeiture termination event, (i) the grantees shall have no rights to sell, encumber or otherwise transfer the shares, and (ii) any shares of any class or series of capital stock which are issued to the grantee as a holder of the shares as a result of a stock dividend, stock split, stock distribution, reverse split, recapitalization, or similar event, shall be subject to the same forfeiture provisions as the shares. A forfeiture termination event shall mean such date as is six months following a public stock event. The definition of a public stock event includes, among other events, the effectiveness of a registration statement relating to an underwritten public offering by the Company. The board of directors has the right to defer the date of a forfeiture event to a later date. As a result of the Company’s completion of its initial public offering on February 12, 2024, the restricted shares became non-forfeitable and will vest six months following such date.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

On October 7, 2016, the Company entered into an advisory services agreement with a consultant who has been providing services to the Company including, among other things, business planning, financial strategy and implementation and corporate structure related to the Company’s business development, financing and acquisition transactions. The term of the service commenced on September 1, 2016 and has been extended to April 30, 2019 pursuant to amendments. As compensation for the service, the Company issued to the consultant 336,000 shares of restricted stock valued at $5.01 per share based on the then current fair value of the common stock, subject to forfeiture if the public stock event has not occurred by December 31, 2023, which was extended to April 20, 2024. The restricted stock was granted on October 7, 2016 pursuant to the 2016 Long-Term Incentive Plan and is subject to restrictions and forfeiture provisions that are applicable to other restricted stock grants pursuant to the plan as described under the caption “2016 Restricted Stock Grants.” As a result of the Company’s completion of its initial public offering on February 12, 2024, the restricted shares are now non-forfeitable and will vest six months following the public offering date of February 12, 2024.

None of  the shares granted above pursuant to the 2016 Long-Term Incentive Plan had vested as of March 31, 2024 and are not considered to have been issued under the requirement of U.S. GAAP since the shares are still subject to   the vesting provision of the agreement even though they met the forfeiture provision on February 12, 2024 when the public offering event was deemed completed.

As of December 31, 2023, total unrecognized compensation costs for outstanding restricted stock awarded was estimated at $1.3 million, based on the estimate of the then most recent price at which shares were sold of $5.01 per share.

The following table below summarizes the activity of the restricted stock shares:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	264,650	5.01
Nonvested as of December 31, 2023	264,650	5.01
Outstanding at March 31, 2024	264,650	5.01
Nonvested as of March 31, 2024	264,650	5.01

Stock Options

From time to time, the Company granted non-qualified stock options to its employees and consultants for their services. Option awards are generally granted with an exercise price equal to the estimated fair value of the Company’s stock at the date of grant; those option awards generally vest between 18 months and 36 months of continuous service and have contractual terms of seven to ten years. The vested options are exercisable for six months after the termination date unless (i) termination is due to optionee’s death or disability, in which case the option shall be exercisable for 12 months after the termination date, or (ii) the optionee is terminated for cause, in which case the option will immediately terminate.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

A summary of option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,295,858	4.96	4.5	-
Nonvested as of December 31, 2023	5,946,320	5.01	4.7	-
Exercisable as of December 31, 2023	349,538	4.15	2.5	300,000
Granted	-	-	-	-
Exchanged	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	(48,183)	-	-	-
Outstanding at March 31, 2024	6,247,675	4.93	4.3	-
Nonvested as of March 31, 2024	-	-	-	-
Exercisable as of March 31, 2024	6,247,675	4.93	4.3	-

Forfeitures are accounted for as actual forfeitures occur.

The aggregate intrinsic value represents the total pretax intrinsic value. The aggregate intrinsic values as of December 31, 2023 are based upon the value per share of $5.01, which was the latest sale price of the Company’s common stock in May 2018.

Non-vested Option Awards

The following table summarizes the Company’s nonvested option awards activity:

Balance at December 31, 2023	$5,946,320
Granted	-
Forfeited	(48,183)
Vested	(5,898,137)
Balance at March 31, 2024	$-

As a result of the Company’s completion of its initial public offering, all the stock options which are performance-based awards are vested and compensation cost of $17.2 million related to such stock options was recognized for the three months ended March 31, 2024 as the performance condition of such awards has been met. The compensation cost of $17.2 million is determined using the Black Scholes model that includes key assumptions for each grant of options as follows: volatility ranging from 54.34% to 67.75%, the risk-free rate ranging from 1.55% to 2.34%, and an expected term ranging from 5 to 6.5 years. For the three months ended March 31, 2023, approximately $1.3 million and $15.9 million of compensation cost was charged to cost of revenue and general and administrative expenses, respectively, related to stock options. During the three months ended March 31, 2024 and 2023, no vested options to purchase shares of common stock were cancelled. No nonvested options to purchase common stock were cancelled during the three months ended March 31, 2023.

19. Income Taxes

The components of the Company’s income (loss) before income taxes and income (loss) from operations for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Domestic (U.S. Segment)	$(19,088,377)	$(308,924)
Foreign (PRC Segment)	(178,609)	850,451
Income (loss) before income taxes	(19,266,986)	541,527
Income tax expense (benefit)	4,801	(201,288)
Income (loss) from operations	$(19,271,787)	$742,815
Effective tax rate	(0.2)%	(37.17)%

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

The Company is subject to taxation in the U.S. and various states jurisdictions. The Company is also subject to taxation in China. The Company’s effective tax rate is determined quarterly, reflecting actual activities and various tax-related items.

The Company’s effective income tax rate was (.02)% and (37.17)% for the three months ended March 31, 2024 and 2023, respectively. The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2024 was primarily attributable to losses not benefitted for tax purposes, and state and foreign taxes.

As of March 31, 2024, the Company determined that, based on an evaluation of its history of net losses and all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of its deferred tax assets would be realized and, therefore, the Company continued to record a valuation allowance on U.S. side and partially on the Chinese side.

20. Net Income (Loss) Per Share

The following table presents the calculation of the Company’s basic and diluted net income (loss) per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Numerator
Net income (loss)	$(19,271,787)	$742,815
Denominator
Weighted average shares used to compute net loss per share, basic	41,461,502	39,735,536
Weighted average shares used to compute net loss per share, diluted	41,461,502	44,533,059
Basic net income (loss) per share	$(0.46)	$0.02
Diluted net income (loss) per share	$(0.46)	$0.02

For the three months ended March 31, 2023, outstanding in-the-money options to purchase 199,736 shares of common stock, and 4,737,323 shares of common stock issuable upon conversion of outstanding notes were excluded from the computation of diluted net loss per share as the impact of including these shares would be anti-dilutive.

21. Segment Reporting

The Company uses the management approach for segment reporting disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reporting segments. For the three months ended March 31, 2024 and 2023, the Company operates under two operating segments on the basis of geographical areas: The U.S. and the PRC. Operating segments are defined as components of an enterprise about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

The Company evaluates performance based on several factors, including revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	US	PRC	Total
Revenue from external customers
Solar energy systems	$4,644,446	$-	$4,644,446
Finance revenue	101,618	-	101,618
LED and other	1,018,010	-	1,018,010
Total	5,764,074	-	5,764,074

Cost of revenue
Solar energy systems	5,506,627	-	5,506,627
Other	721,854	-	721,854
Total	6,228,481	-	6,228,481

Depreciation and amortization expense	23,772	299	24,071
Interest (expense) income, net	(381,466)	12,895	(368,571)
Equity in income of solar farm projects	-	60,163	60,163
Provision for income taxes	6,000	(1,199)	4,801
Net income (loss)	(19,094,377)	(177,410)	(19,271,787)

	Three Months Ended March 31, 2023
	US	PRC	Total
Revenue from external customers
Solar energy systems	$12,050,315	$-	$12,050,315
Finance revenue	151,419	-	151,419
LED and other	666,744	-	666,744
Total	12,868,478	-	12,868,478

Cost of revenue
Solar energy systems	10,373,641	-	10,373,641
Other	422,500	-	422,500
Total	10,796,141	-	10,796,141

Depreciation and amortization expense	50,893	152	51,045
Interest (expense) income, net	(396,657)	6,197	(390,460)
Equity in income of solar farm projects	-	67,902	67,902
Provision for income taxes	6,000	(207,288)	(201,288)
Net income (loss)	(314,924)	1,057,739	742,815

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

and as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	US	PRC	Total

Equity investments in solar farm projects	$-	$9,557,500	$9,557,500
Long-lived assets	10,251,047	17,174,611	27,425,658
Total reportable assets	28,454,363	26,237,699	54,692,062

	December 31, 2023
	US	PRC	Total

Equity investments in solar farm projects	$-	$9,698,308	$9,698,308
Capital expenditures	(27,999)	-	(27,999)
Long-lived assets	11,258,512	17,475,104	28,733,616
Total reportable assets	21,727,209	26,927,992	48,655,201

22. Subsequent Events

The Company has evaluated subsequent events through May 15, 2024, the date the March 31, 2024 condensed consolidated financial statements were available to be issued, and except as disclosed below, no other events require adjustment of, or disclosure in, the condensed consolidated financial statements.

Convertible Notes Issued

In April and May, 2024, the Company issued convertible notes in the principal amount of $1.5 million to limited partners of CEF, which resulted in a reduction of $1.5 million in the principal amount of the related party notes to CEF, and in April 2024, entered into an agreement with a convertible noteholder to redeem one convertible note with a principal balance of $500,000 for a cash payment of $350,000.  See Note 12.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in “Risk Factors” included elsewhere in our annual report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Initial Public Offering

On February 27, 2024, we sold 4,500,000 shares of common stock, at a price of $4.00 per share in our initial public offering. The gross proceeds of the offering were $18 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. In addition, we granted the underwriters a 45-day option to purchase an additional 675,000 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On March 5, 2024, the underwriters purchased 539,950 shares of common stock upon the partial exercise of the over-allotment option. Net proceeds received by us from our initial public offering, including the partial exercise of the over-allotment option, were approximately $18.6 million. We are using the proceeds of our initial public offering for working capital and other corporate purposes, including payment of debt.

Elimination of Forfeiture Provisions of Options upon Initial Public Offering

During the years 2015 to 2019, we granted stock options to employees and consultants, of which options to purchase 5,898,137 shares were outstanding at the date of our initial public offering. Under the terms of the options, the options became non-forfeitable upon our completion of an initial public offering, which occurred on February 12, 2024, the effective date of the registration statement relating to our initial public offering. Under GAAP, upon the termination of the forfeiture provisions, the value of the options is treated as a compensation expense in the period in which the options become non-forfeitable. Using the Black Scholes valuation method, the fair value of the options at the time of our initial public offering was approximately $17.2 million, which is stock-based compensation that does not reflect a cash expense, of which approximately $1.3 million is in cost of revenues and $15.9 million is in general and administrative expense. The $17.2 million stock-based compensation expense, which is not deductible for federal and state income tax purposes and is a non-cash expense, represents the major portion of our $19.3 million loss for the three months ended March 31, 2024.

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

Our business in China is conducted through our subsidiaries, primarily ZHTH and ZHPV, and their subsidiaries. Our China operations consist primarily of identifying and procuring solar farm projects for resale to third parties and performing EPC services primarily for solar farm projects. Our China operations did not generate any revenue for the years ended December 31, 2023 and December 31, 2022. Our China segment last generated revenue for the year ended December 31, 2021, substantially all of which was generated in the second quarter of the year.  As of the date of this report, we do not have any agreements relating to any projects in China.

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

In January 2024, we laid off a portion of our employees associated with the design and installation of residential solar systems in response to a slowdown in demand after NEM 3.0 took effect in April 2023. The layoff represented approximately 25% of our residential solar system design and installation team. Approximately half of the employees who were laid off had been hired in late 2022 to help install our growing backlog of residential solar systems under contract in anticipation of NEM 3.0, and the contracts representing that backlog were completed during 2023. We may need to revise our pricing metrics to reflect the change resulting from NEM 3.0 in order for the purchase of a solar system to be economically attractive to the customer, which may result in lower prices and reduced margins. Although we anticipate the near-term impact of NEM 3.0 on residential solar contracts will be offset by commercial solar contracts for which we use third-party subcontractors to complete the installations, we cannot assure you that our overall business will not be impacted by the effects of NEM 3.0.

Inflation and Supply Chain Issues

Prior to mid-to-late 2021, our business was not impacted by inflation or supply chain issues. With the recent inflationary pressures combined with the world-wide supply chain issues, our business is subject to the inflationary pressure and we were subject to supply chain issues that were affecting many domestic and foreign companies, and we expect that the inflationary pressures will continue to affect our ability to sell our products, the price at which can sell products in both the United States and China and our gross margin in both the United States and China. To the extent that we are not able to raise our prices or to the extent that we cannot accurately project our costs when we set our prices, our gross margin and the results of our operations will be impacted.

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

Our cost of revenue per watt of solar systems, which makes up approximately 80% of our costs, increased approximately 27% during the three months ended March 31, 2024 compared to the same period in 2023. We have increased the price of solar system installations in our United States segment to offset the increase in cost in 2024, 2023 and during the first half of 2022. Although we do not have any data as to the effect of higher utility costs on purchases of solar systems, it has been our experience during the years ended December 31, 2023 and 2022 that, as inflationary pressures are increasing the cost of electricity generally, our domestic business has grown as homeowners are seeking alternatives to what they see as high utility bills. As a result, we have been able to increase our prices, which reduced the effect of increased cost of raw materials and the general increase in overhead costs. However, the changes in NEM 3.0 did not affect our business in 2023 as we believe homeowners purchased solar systems in anticipation of NEM 3.0, and our residential business is feeling the effects of the reduced value seen as a result of NEM 3.0. Our gross margin from United States operations decreased from 16.1% for the three months ended March 31, 2023 to 13.9% for the three months ended March 31, 2024, and increased from 16.7% for the year ended December 31, 2022 to 21% for the year ended December, 2023, and decreased from 19.8% for the year ended December 31, 2021 to 16.7% for the year ended December 31, 2022 as a result of the increase in the cost of raw materials. The effect of increased costs on our margin was reduced because we were able to increase prices. However, competitive factors limit the amount we can increase our prices, but our price increases reduced what would otherwise have been a decline in gross margin for the three months ended March 31, 2024 and for the year ended December 31, 2023, and, if our prices are too high, the residential customer may not see the value of installing a solar system. We are seeking to reduce the effect of increased prices in raw materials by purchasing in greater quantities. However, to the extent inflation continues or increases, we may not be able to raise prices sufficiently to prevent a significant decline in our gross margins and the results of our operations.

Compensation costs per employee, excluding stock-based compensation, for sales, marketing and administrative personnel in our United States segment increased approximately 19% for the three months ended March 31, 2024 compared to the same period in 2023 in response to the increased cost of retaining and attracting talent, and such costs may continue to increase as labor costs in California continue to increase as a result of the inflationary pressures. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to generate business. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to meet competition which would resulting in a lower gross margin and a drop in operating income. Supply chain issues have caused us to periodically stock up on components such as solar panels and battery systems to ensure an adequate supply to meet expected demand, putting pressure on our cash flow. We do not believe that the supply chain issues that affected our operations in prior periods are currently affecting us. We cannot assure you that such delays and increased costs will not affect our business in the future.

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

Results of Operations

The following tables set forth information relating to our operating results for the three months ended March 31, 2024 and 2023 (dollars in thousands) and as a percentage of revenue:

	Three Months ended March 31,
	2024		2023
	Dollars	%	Dollars	%
Revenue:
Solar energy sales (US)	$4,644	80.5%	$12,050	93.6%
LED sales (US)	1,018	17.7%	667	5.2%
Financing (US)	102	1.8%	151	1.2%
Total revenues	5,764	100.0%	12,868	100.0%
Cost of revenue:
Solar energy sales	5,535	96.1%	10,374	80.6%
LED sales	694	12.0%	422	3.3%
Total cost of revenues	6,229	108.1%	10,796	83.9%
Gross profit	(465)	(8.1)%	2,072	16.1%
Operating expenses:
Sales and marketing (US)	165	2.9%	250	1.9%
General and administrative (US)	17,999	312.2%	2,049	15.9%
General and administrative (China)	252	4.4%	(754)	(5.9)%
Total operating expenses	18,416	319.5%	1,545	12.0%

Income (loss) from operations (US)	(18,629)	(323.2)%	(227)	(1.8)%
Income (loss) from operations (China)	(252)	(4.3)%	754	5.9%
Equity in income of solar project companies	60	1.0%	68	0.5%
Gain on debt extinguishment	54	0.9%	13	0.1%
Gain on early termination of lease	77	1.3%	4	0.0%
Interest income	16	0.3%	9	0.1%
Interest (expense)	(384)	(6.7)%	(398)	(3.1)%
Other income (loss), net	(208)	(3.6)%	319	2.5%
Income (loss) before income taxes	(19,266)	(334.3)%	542	4.2%
Income tax benefit (provision)	(5)	(0.1)%	(201)	(1.6)%
Net income (loss)	(19,271)	(334.4)%	743	5.8%
Currency translation adjustment	(208)	(3.6)%	221	1.7%
Comprehensive income (loss)	$(19,479)	(338.0)%	$964	7.5%

Three Months Ended March 31, 2024 and 2023

Revenues

Revenues for the three months ended March 31, 2024 were $5.8 million, a decrease of $7.1 million or 55% from $12.9 million in the three months ended March 31, 2023, all of which was generated by the United States segment. The decrease resulted primarily from a $7.4 million decrease in solar energy and battery sales. In our United States segment, our revenue from solar systems decreased from $12.1 million for the three months ended March 31, 2024 to $4.6 million for the three months ended March 31, 2024. The decrease in revenue in the three months ended March 31, 2024 reflects an increased interest by residential users of solar systems in early 2023 in anticipation of the implementation of NEM 3.0, as a result of which we generated a backlog of orders starting in early, all of which were filled during 2023. In addition, our revenues in the three months ended March 31, 2024 were impacted by unusually heavy and frequent rains in California, which affected both the residential users’ desire to purchase a solar system and our ability to install solar units.  The decrease in the solar energy and battery sales in the United States segment in the three months ended March 31, 2024 reflects a 65% decrease in in the number of systems completed and a 74% decrease in the wattages deployed. The number of completed systems and the wattages deployed in the three months ended March 31, 2023 reflects incremental business resulting from customers signing solar contracts for solar systems prior to the April 2023 NEM 2.0 deadline in California. The decreases in the three months ended March 31, 2024 were impacted adversely by unusually frequent rain resulting in our inability to complete as many solar systems during the current period and an increase in interest rates since the same period last year. During the three months ended March 31, 2024 and 2023, our battery only sales were $238,000 and $387,000, respectively. Battery sales refer to the sale of batteries sold other than as a part of a solar system. We expect the revenue from our residential non-installment sales to decrease in 2024, but we believe we will offset most, or all, of the decrease with commercial sales and sales through third party leasing companies which can offer favorable terms to customers compared to third party financing during a time of high interest rates.

During the three months ended March 31, 2024 and continuing through the date of this quarterly report, we did not generate any revenue in the China segment because there are no projects under construction as a result of the strict lockdown in China through the end of 2022 resulting from the resurgence of the pandemic, as a result of which we have not been able to negotiate new contracts with SPIC since the last project, which was completed in June 2021. Because we currently do not have any projects under contract for our China segment, we have neither revenue nor cost of revenue for our China segment for the three months ended March 31, 2024.

Our LED revenue increased by $351,000, or 53%, to $1.0 million for the three months ended March 31, 2024 from $667,000 for the three months ended March 31, 2023, primarily resulting from the increase in the number of LED projects. LED revenues include LED product sales and LED consulting revenues and are expected to continue to fluctuate based on the number of LED projects awarded which is based on the bidding process and specific customer purchase requirements and timing. The revenue trend from our LED business is therefore not as consistent as our solar business, and LED revenue tends to fluctuate period to period.

We have not originated any loans to our solar customers since early 2020.  As a result, our finance revenue for the three months ended March 31, 2024 and 2023 was $102,000 and $151,000, respectively, from our portfolio of solar loans.  Finance revenue will decrease as loans in our portfolio are paid and not replaced by new loans.

Cost of revenue and gross profit

During the three months ended March 31, 2024, our United States operations recognized a one-time non-cash stock-based compensation expense of approximately $1.3 million in cost of revenue as a result of performance options vesting upon our initial public offering. Excluding this one-time stock-based compensation expense cost of revenue for our United States segment decreased 54% from $10.8 million in the three months ended March 31, 2023 to $5.0 million in the three months ended March 31, 2024, primarily as a result of the corresponding decrease in revenue in the United States segment. Gross margin for the United States segment decreased to 13.9% for the three months ended March 31, 2024 from 16.1% in the three months ended March 31, 2023, primarily as result of the decreased sales in the current period while the labor components of the cost remain fixed which adversely impacted the gross margin. We have no cost of revenue with respect to interest income on customer loans. Our China segment had no revenue and no cost of revenue for the three months ended March 31, 2024 and 2023.

As a result of these factors, our overall gross margin for the three months ended March 31, 2024 was (8)% compared to 16.1% in the three months ended March 31, 2023, primarily resulting from the recognition of the one-time stock-based compensation expense of approximately $1.3 million. Excluding the stock-based compensation expense, our overall gross margin for the three months ended March 31, 2024 was 13.9% compared to 16.1% in the three months ended March 31, 2023.

Operating expenses

Sales and marketing expenses for the three months ended March 31, 2024 decreased for our United States segment to $165,000, a decrease of $85,000, or 34%, from $250,000 in the comparable period of 2023. Sales and marketing expenses in the United States were 2.9% of revenue for the three months ended March 31, 2024 compared to 1.9% for the three months ended March 31, 2023. Our sales and marketing expenses in the United States may fluctuate from time to time based on the types of marketing and promotion initiatives we deploy. Due to the nature of our EPC business in our China segment, the EPC contracts for solar farm projects are generally obtained through customer relationship with just a few corporate customers, with substantially all revenues for our China segment since the second half of 2019 being generated by agreements with SPIC, Accordingly, our China segment did not incur sales and marketing expenses for the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024, our United States operations recognized a one-time stock-based compensation expense of approximately $15.9 million in general and administrative expense as a result of performance options vesting upon our initial public offering. Excluding the stock-based compensation expense, general and administrative expenses for the United States segment for the three months ended March 31, 2024 remained flat to the same period in 2023 at approximately $2.1 million. General and administrative expenses were 21% of revenue for the three months ended March 31, 2023, compared to 36% for the three months ended March 31, 2024. We expected an overall increase in general and administrative expenses in 2024 as a result of the cost of compliance and other regulatory costs associated with being a public reporting company. All of our corporate overhead, other than overhead directly related to the China segment, is allocated to the United States segment.

General and administrative expenses relating to the China segment were $252,000 in the three months ended March 31, 2024, as compared with $(754) in the three months ended March 31, 2023, we had a $1.1 million recovery of previously reserved receivable on one of our projects for SPIC as a result of the settlement of a legal proceeding.

We recognized a one-time stock-based compensation expense for the three months ending March 31, 2024 of approximately $17.2 million as a result of elimination of a forfeiture provision in outstanding options to purchase 5,898,137 shares of common stock at an average exercise price of $5.01 as a result of the termination of the forfeiture provisions as a result of our completion of our initial public offering.

Income (loss) from operations

As a result of the factors described above, our loss from operations for the United States segment was $18.6 million, compared to a loss of $227,000 in the three months ended March 31, 2023.

Equity in income (loss) from unconsolidated entities

Equity in income from unconsolidated entities relates to our China segment and comprises the equity in income from three unconsolidated project companies in which we have a non-controlling 30% interest. The equity in income reported for the three months ended March 31, 2024 was $60,000 compared to $68,000 in the three months ended March 31, 2023, a decrease of $8,000 or 12%. The change year over year correlates with the lower power production in the Guizhou region in China.

Gain on debt extinguishment

Gain on debt extinguishment for the three months ended March 31, 2024 was $54,000 and relates primarily to an exchange of $2.0 million of  3% secured EB-5 notes payable to a related party to an equal principal amount of 4% convertible notes. The gain on debt extinguishment for the three months ended March 31, 2023 was $13,000.

Interest expense, net

Interest expense, net, for the three months ended March 31, 2024 was $368,000 a decrease of $21,000, or 5%, from the three months ended March 31, 2023. Our interest expense in the three months ended March 31, 2024 primarily includes interest at 3% on two loans from related parties in the United States with a total principal balance of $15.0 million at March 31, 2024, interest at 4% on convertible notes issued to former limited partners of CEF in transactions in which the former limited partners of CEF accepted a 4% convertible note issued by SolarMax and the subsidiary that borrowed the funds from CEF with an aggregate principal balance of $15.25 million at March 31, 2024, and interest at 8% on promissory notes issued to SMX Property (a related party) in October 2022 with a principal balance of $1.4 million at March 31, 2024. The convertible notes issued to the former limited partners of CEF were issued as payment of the former limited partner’s capital account in CEF and replace debt of an equal amount that had been due to CEF. The notes are secured by the same collateral as the notes to CEF.

Other income (expenses), net

During the three months ended March 31, 2024, other expense was $(208,000) consisting primarily of $(224,000) of foreign currency transaction for our United States segment intercompany receivable denominated in the Chinese currency, and gain on disposal of property in the amount of $14,000.

During the three months ended March 31, 2023, other income was $640,000, consisting primarily of $321,000 of sublease income from four subtenants at the Riverside headquarters for the United States segment, $264,000 of gain on insurance settlement related the fire claim at the Riverside headquarters for the United States segment, $48,000 of income related to the foreign currency transaction gain for our United States segment intercompany receivable denominated in the Chinese currency, offset with $17,000 of expense related to a legal settlement involving a former employee.

Income tax benefit (provision)

For the three months ended March 31, 2024 and 2023, our United States segment reported an income tax expense of $6,000 for attributable to state minimum tax liabilities. For the China segment, an income tax benefit of approximately $1,200 and $207,000 was reported for the three months ended March 31, 2024 and 2023, respectively, arising from profitable operations subject to China income tax.

Net income (loss)

As a result of the foregoing, we had consolidated net loss of $19.3 million, or $(0.46) per share (basic and diluted), for the three months ended March 31, 2024, compared with a consolidated net income of $743,000, or $0.02 per share (basic and diluted), for the three months ended March 31, 2023.

Currency translation adjustment

Although our functional currency is the U.S. dollar, the functional currency of our China subsidiaries is the Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end exchange rates for assets and liabilities, and average exchange rates for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and reflects changes in the exchange rates between U.S. dollars and RMB.

As a result of foreign currency translations, which are non-cash adjustments, we reported net foreign currency translation losses of $208,000 for the three months ended March 31, 2024 and income of 221,000 for the three months ended March 31, 2023.

Liquidity and Capital Resources

The following tables show consolidated cash flow information for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months ended March 31,		$ Increase (Decrease)
	2024	2023
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$(6,400)	$2,364	$(8,764)
Net cash provided by (used in) investing activities	(6,986)	22	(7,008)
Net cash provided by (used in) financing activities	15,573	2,038	13,535
Net increase (decrease) in cash and cash equivalents and restricted cash	2,392	4,363	(1,971)
Net increase (decrease) in cash and cash equivalents and restricted cash excluding foreign exchange effect	2,187	4,424	(2,237)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $6.4 million, compared to net cash provided by operating activities for the three months ended March 31, 2023 of $2.4 million. The cash flow used in operations for the three months ended March 31, 2024, resulting from our net loss of $19.3 million, were principally from increases of $17.1 million in stock-based compensation expenses, and $636,000 of decrease in customer loans.  During the three months ended March 31, 2024, our operating assets and liabilities used $4.7 million in cash.  Net cash provided by operations for the three months ended March 31, 2023 of $2.4 million resulted from net income of $743,000, increased by $4.3 million in cash from contract assets, $2.3 million increase in cash from other receivables and current assets, with an offset from $863,000 decrease in cash from accounts receivable, $429,000 decrease in cash from customer loans receivable, $445,000 decrease in cash from inventories, $58,000 decrease in cash from other assets, $826,000 decrease in cash from accounts payable, $23,000 decrease in cash from operating lease liabilities, $4.3 million decrease in cash from contract liabilities, $5.8 million decrease in cash from accrued expenses and other payables, and $331,000 decrease in cash from other liabilities. We expect the fluctuations of working capital over time to vary based on the construction status and the related contractual billings of the projects in progress.

Non-cash adjustments changes:

●	$8,000 net increase resulting from equity in income from our equity investments.

●	$6,000 increase in depreciation and amortization expense which includes loan and debt discounts amortization.

●	$40,000 net decrease from the reduction in gain on debt extinguishment.

●	$8,000 increase from the reduction in gain on disposal of property and equipment.

●	$245,000 decrease in expenses associated with loss provisions for bad debts, loan losses, inventories, warranty, customer care and production guaranty.

●	$206,000 increase in deferred income taxes.

Changes in operating assets and liabilities:

●	$2.3 million increase in net cash inflow from other receivables and current assets

●	$863,000 decrease in net cash inflow from accounts receivable

●	$445,000 million decrease in net cash inflow from inventories.

●	$429,00 decrease in net cash inflow from customer loans receivable.

●	$826,000 decrease in cash inflows from accounts payable.

●	$5.8 million decrease in cash from accrued expenses and other liabilities.

●

$4.3 million decrease in net cash outflow from contract liabilities related to projects for which the performance obligations have not been satisfied under the revenue recognition standard which became effective January 1, 2019.

●

$4.1 million increase in net cash inflow from contract assets related to projects for which the performance obligations have not been satisfied under the revenue recognition standard which became effective January 1, 2019.

●	$23,000 decrease in net cash from operating lease liabilities.

Investing Activities

Net cash used by investing activities for the three months ended March 31, 2024 was approximately $7.0 million, consisting of  $7.0 million short-term investment in two promissory notes, offset by $14,000 of cash proceeds received from disposal of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2023 was $22,000, consisting of cash received of $22,000 related to the disposal of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $15.6 million, consisting of $18.6 million of net cash proceeds from the initial public offering completed in February and March 2024, offset by  $3.0 million principal payments on convertible notes in the United States segment, and $4,000 payment on equipment leases in the United States segment.

Net cash provided by financing activities for the three months ended March 31, 2023 was $2.0 million, consisting of $3.5 million principal payments on convertible notes in the United States segment, $14,000 payments on other borrowings and equipment leases in the United States segment, and $2.3 million payment to Uonone, offset by $6.7 million of proceeds from Uonone, related to legal settlement received by SolarMax on Uonone’s behalf in the China segment.

Cash and Cash Equivalents and Restricted Cash

The following table sets forth, our cash and cash equivalents and restricted cash held by our United States and China segments at March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2023	December 31, 2023

US Segment
Insured cash	$723	$819
Uninsured cash	4,214	813
	4,937	1,632
China Segment
Insured cash	242	295
Uninsured cash	107	967
	349	1,262
Total cash and cash equivalents & restricted cash	5,286	2,894
Cash and cash equivalents	4,930	2,539
Restricted cash	$356	$355

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

EB-5 Loans

On January 3, 2012, CEF entered into a loan agreement with SREP, one of our United States subsidiaries, pursuant to which CEF advanced $45.0 million. On August 26, 2014, CEF II entered into a loan agreement with LED, another United States subsidiary, for up to $13.0 million. CEF II advanced $10.5 million pursuant to the agreement. The loans from CEF and CEF II bear interest at 3% per annum. The loans are secured by a security interest in the accounts and inventory of the borrowing subsidiary. CEF and CEF II are limited partnerships, the general partner of which is Inland Empire Renewable Energy Regional Center, a related party. The limited partners of both CEF and CEF II are investors who are not related parties who made a capital contribution to CEF or CEF II pursuant to the United States EB-5 immigration program. The EB-5 immigrant investor visa is a federal program that grants green cards and a path to citizenship to foreign investors who invest at least $500,000 toward job-creating projects. Under this program, which is administered by the United States Customs and Immigration Service, entrepreneurs (and their spouses and unmarried children under 21) are eligible to apply for a green card (permanent residence) if they make the necessary investment in a commercial enterprise in the United States and plan to create or preserve 10 permanent full-time jobs for qualified United States workers. We are a commercial enterprise that creates permanent full-time jobs in the United States.

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

Contractual Obligations

Borrowings

Principal maturities for the financing arrangements as of March 31, 2024 are as follows (dollars in thousands):

For the year ending December 31,	Bank and Other Unsecured Loans	EB-5 Loans - Related Party	Notes Payable - Related Party	Convertible Notes	Total
2024 (remainder of)	$2,000	$8,000	$1,359	$5,580	$16,939
2025		3,000		5,390	8,390
2026		4,000		2,390	6,390
2027				990	990
2028				500	500
Thereafter				400	400
Total	$2,000	$15,000	$1,359	$15,250	$33,609

Operating Leases

Future minimum lease commitments for office facilities and equipment for each of the next five years as of December 31, 2024, are as follows (dollars in thousands):

For the year ending December 31,	Related Parties	Others	Total
2024 (remainder of)	$	$1,716	$1,716
2025		1,726	1,726
2026		1,768	1,768
2027		-	-
2028		-	-
Thereafter		-	-
Total	$	$5,210	$5,210

Employment Agreements

On October 7, 2016, we entered into an employment agreement with our chief executive officer, David Hsu, for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreements provide for an annual salary with an increase of not less than 3% and an annual bonus in restricted stock and cash equal to a specified percentage of consolidated revenues for each year. Mr. Hsu’s annual salary for 2023 was $716,431, and his salary for 2024 is at the annual rate of $737,924. We also owe Mr. Hsu $675,000 as the cash payment in connection with his exchange of 1,348,213 restricted shares of common stock for options to purchase 1,428,432 shares of common stock at $5.01 per share and a cash payment of $675,000, which was initially payable by December 15, 2019 and has been extended and is now due commencing on February 27, 2025 in twelve equal monthly installments. In addition, at March 31, 2024, we owed Mr. Hsu $1,833,378, representing deferred salary from 2019, 2020, 2021, 2022, 2023, and 2024 and cash bonuses deferred from 2017 and 2018. Mr. Hsu waived his bonus for 2019, 2020, 2021, 2022, and 2023 as part of the suspension of incentive programs for key employees, and he agreed that the $1,833,378 deferred salary and bonus be paid in twelve equal monthly installments with the first payment becoming due on February 27, 2025.

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

Critical Accounting Estimates and Policies

The accounting policies described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires the use of significant estimates and judgments by management in preparing the consolidated financial statements. Management estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the estimate requires significant assumptions and changes in the estimate or, the use of alternative estimates, could have a material impact on our results of operations or financial position. For more information on our accounting policies, see “Notes to Consolidated Financial Statements—Note 2. Basis of Presentation and Summary of Significant Accounting Policies.”

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

Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenue and expenses recorded in the financial statements. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated. For a discussion of current and deferred taxes, net operating losses and tax credit carryforwards, accounting for uncertainty in income taxes, unrecognized tax benefits, and tax disputes, see Note 19. Income Taxes of “Notes to Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

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

This quarterly report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Part II - Other Information

Item 6. Exhibits

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLARMAX TECHNOLOGY, INC

Date: May 15, 2024	By:	/s/ David Hsu
David Hsu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen Brown
Stephen Brown, Chief financial Officer
(Principal Financial Officer)

