Form 10-Q
period 2024-06-30
SolarMax Technology, Inc.
filed 2024-08-14
CIK 1519472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-41959

SolarMax Technology, Inc.
(Exact name of registrant as specified in its charter)

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

Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 45,019,360 shares outstanding as of August 14, 2024.

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

ii

Part I - Financial Information

Item 1. Unaudited Financial Statements

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,359,990	$2,539,312
Accounts receivable, net	4,423,600	4,176,322
Short-term investments	7,688,222	-
Contract assets, net	668,204	549,118
Receivable from SPIC and project companies	3,628,626	3,728,865
Customer loans receivable, current, net	1,548,626	2,212,574
Inventories, net	1,557,419	1,341,397
Other receivables and current assets, net	3,821,846	5,373,997
Total current assets	24,696,533	19,921,585
Property and equipment, net	243,871	291,416
Operating lease right-of-use assets	3,914,962	5,411,820
Goodwill	7,380,885	7,584,779
Investments in unconsolidated solar project companies	9,733,771	9,698,308
Customer loans receivable, noncurrent, net	3,772,915	4,322,942
Deferred tax assets	126,881	189,226
Restricted cash, noncurrent	313,364	354,504
Other assets	908,845	880,621
Total assets	$51,092,027	$48,655,201

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,112,322	$3,384,195
Operating lease liabilities, current	1,499,950	1,497,555
Unsecured loans, current	2,900,000	2,000,000
Secured loans from related parties, current	6,358,658	11,358,658
Secured convertible notes, current	8,680,000	8,680,000
Accrued expenses and other payables	13,329,320	16,480,896
Total current liabilities	34,880,250	43,401,304
Operating lease liabilities, noncurrent	2,513,863	4,078,569
Secured loans from related parties, noncurrent, net of debt discount and issuance costs	7,000,000	7,000,000
Secured convertible notes, noncurrent, net of debt discount and issuance costs	7,044,596	7,269,768
Other liabilities	2,467,357	2,793,388
Total liabilities	53,906,066	64,543,029
Commitments and contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.001 per share; 297,225,000 shares authorized, 46,267,705 and 40,983,881 shares issued as of June 30, 2024 and December 31, 2023, respectively, and 45,019,360 and 39,735,536 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	46,268	40,984
Additional paid-in capital	90,563,684	55,786,634
Treasury stock, at cost, 1,248,345 shares at June 30, 2024 and December 31, 2023	(1,808,889)	(1,808,889)
Accumulated deficit	(90,059,980)	(68,623,969)
Accumulated other comprehensive loss	(1,555,122)	(1,282,588)
Total stockholders’ deficit	(2,814,039)	(15,887,828)
Total liabilities and stockholders’ deficit	$51,092,027	$48,655,201

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenues	$4,454,301	$14,753,462	$10,218,375	$27,621,940
Cost of revenues (includes stock-based compensation expense of $1,264,690 for the six months ended June 30, 2024)	3,866,218	12,672,907	10,094,699	23,469,048
Gross profit	588,083	2,080,555	123,676	4,152,892
Operating expenses:
General and administrative (includes stock-based compensation expense of $15,945,598 for the six month ended June 30, 2024)	2,900,745	2,577,722	21,151,855	3,872,509
Selling and marketing	86,907	413,502	252,129	663,841
Total operating expense	2,987,652	2,991,224	21,403,984	4,536,350
Operating income (loss)	(2,399,569)	(910,669)	(21,280,308)	(383,458)
Other income (expense):
Interest income	141,311	26,397	157,103	35,073
Interest expense	(384,866)	(449,212)	(769,229)	(848,348)
Equity in income of solar project companies	238,819	367,382	298,982	435,284
Gain on debt extinguishment	222,266	-	275,908	13,410
Gain on early termination of lease	-	-	77,207	4,212
Other income (expense), net	(97,069)	(401,140)	(305,757)	(81,888)
Total other income (expense)	120,461	(456,573)	(265,786)	(442,257)
Income (loss) before income taxes	(2,279,108)	(1,367,242)	(21,546,094)	(825,715)
Income tax provision (benefit)	(114,884)	491,053	(110,083)	289,765
Net income (loss)	$(2,164,224)	$(1,858,295)	$(21,436,011)	$(1,115,480)
Net income (loss) per share
Basic and diluted	$(0.05)	$(0.05)	$(0.50)	$(0.03)
Weighted average shares used to compute net income (loss) per share
Basic and diluted	41,477,573	39,735,536	43,230,183	39,735,536

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net income (loss)	$(2,164,224)	$(1,858,295)	$(21,436,011)	$(1,115,480)
Other comprehensive income (loss)
Foreign currency translation adjustments	(64,577)	(622,156)	(272,534)	(401,149)
Total comprehensive income (loss)	$(2,228,801)	$(2,480,451)	$(21,708,545)	$(1,516,629)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at March 31, 2024 (Unaudited)	-	$-	46,231,142	$46,231	$90,563,721	(1,248,345)	$(1,808,889)	$(87,895,756)	$(1,490,545)	$(585,238)
Shares issued for options exercised			36,563	37	(37)					-
Net income (loss)	-	-	-	-	-	-	-	(2,164,224)	-	(2,164,224)
Currency translation adjustments	-	-	-	-	-	-	-	-	(64,577)	(64,577)
Balance at June 30, 2024 (Unaudited)	-	$-	46,267,705	$46,268	$90,563,684	(1,248,345)	$(1,808,889)	$(90,059,980)	$(1,555,122)	$(2,814,039)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at March 31, 2023 (Unaudited)	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,315,940)	$(946,516)	$(15,243,727)
Net income (loss)	-	-	-	-	-	-	-	(1,858,295)	-	(1,858,295)
Currency translation adjustments	-	-	-	-	-	-	-	-	(622,156)	(622,156)
Balance at June 30, 2023 (Unaudited)	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(70,174,235)	$(1,568,672)	$(17,724,178)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2023	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,623,969)	$(1,282,588)	$(15,887,828)
Stock-based compensation	-	-	-	-	17,210,288	-	-	-	-	17,210,288
Shares issued for warrants exercised	-	-	207,311	207	(207)	-	-	-	-	-
Shares issued for options exercised			36,563	37	(37)					-
Initial public offering	-	-	5,039,950	5,040	18,571,997	-	-	-	-	18,577,037
Public offering costs previously capitalized	-	-	-	-	(1,004,991)	-	-	-	-	(1,004,991)
Net income (loss)	-	-	-	-	-	-	-	(21,436,011)	-	(21,436,011)
Currency translation adjustments	-	-	-	-	-	-	-	-	(272,534)	(272,534)
Balance at June 30, 2024 (Unaudited)	-	$-	46,267,705	$46,268	$90,563,684	(1,248,345)	$(1,808,889)	$(90,059,980)	$(1,555,122)	$(2,814,039)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Amount	Amount	Deficit	Loss	Total
Balance at December 31, 2022	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(69,058,755)	$(1,167,523)	$(16,207,549)
Net income (loss)	-	-	-	-	-	-	-	(1,115,480)	-	(1,115,480)
Currency translation adjustments	-	-	-	-	-	-	-	-	(401,149)	(401,149)
Balance at June 30, 2023 (Unaudited)	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(70,174,235)	$(1,568,672)	$(17,724,178)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Operating activities
Net income (loss)	$(21,436,011)	$(1,115,480)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	47,470	99,678
Amortization of loan discounts on customer loan receivables	(2,207)	(38,444)
Amortization of convertible note discount and debt issuance costs	95,969	90,156
Amortization of operating lease right-of-use assets	728,618	711,190
Provision for (recovery of) credit losses and loan losses	72,415	157,272
Provision for excess and obsolete inventories	50,275	108,378
Provision for warranty and production guaranty	112,157	241,747
Equity in income of investment in excess of distribution received	(298,982)	(435,284)
Deferred income tax provision	57,801	-
Gain on disposal of property and equipment	(14,471)	-
Gain on debt extinguishment	(275,908)	(13,410)
Gain on early termination of lease	(77,207)	(4,212)
Stock-based compensation	17,210,288	-
Changes in operating assets and liabilities:
Accounts Receivable	(386,812)	712,736
Contract Assets	(119,086)	(5,774,631)
Customer loans receivable	1,177,316	2,094,525
Inventories	(266,297)	1,268,895
Other receivables and current assets	879,626	(3,332,299)
Other assets	(28,224)	27,865
Accounts payable	(1,271,873)	1,529,972
Operating lease liabilities	(716,864)	(676,895)
Contract liabilities	-	5,053,779
Accrued expenses and other payables	(3,130,503)	(1,864,068)
Other liabilities	(429,703)	(225,254)
Net cash provided by (used in) operating activities	$(8,022,213)	$(1,383,784)

Investing activities
Purchase of short-term investments	$(7,688,222)	$-
Purchase of property and equipment	-	(27,999)
Proceeds from disposal of property and equipment	14,473	21,907
Net cash provided by (used in) investing activities	(7,673,749)	(6,092)
Financing activities
Accrued settlement	(207,201)	(138,134)
Net proceeds from initial public offering	18,577,037	-
Proceeds from note payable	900,000	-
Principal payment on convertible notes	(5,045,233)	(3,700,000)
Principal payment on borrowings	-	(18,594)
Repayment on equipment capital lease	(8,485)	(8,171)
Payments related to Uonone acquisition contingency (Note 15)	-	(2,281,902)
Proceeds from Uonone acquisition contingency (Note 15)	-	6,786,791
Net cash provided by (used in) financing activities	14,216,118	639,990
Effect of exchange rate	259,382	597,908
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,220,462)	(151,978)
Cash, cash equivalents, and restricted cash, beginning of year	2,893,816	4,168,951
Cash, cash equivalents, and restricted cash, end of year	$1,673,354	$4,016,973

Supplemental disclosures of cash flow information:
Interest paid (received) in cash	$820,746	$771,357
Income taxes paid (received) in cash	$2,000	$-

Non-cash activities for investing and financing activities:
Convertible notes issued to related parties in lieu of EB-5 loans	$5,000,000	$500,000

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023 (Continued)

	As of June 30,
	2024	2023
	(Unaudited)
Cash balance at the beginning of the year:
Cash and cash equivalents	$2,539,312	$3,821,952
Restricted cash, noncurrent	354,504	346,999
	$2,893,816	$4,168,951

Cash balance at the end of the year:
Cash and cash equivalents	$1,359,990	$2,909,260
Restricted cash, current	-	757,219
Restricted cash, noncurrent	313,364	350,494
	$1,673,354	$4,016,973

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

The Company operates in two segments – the U.S. operations and the China operations. The Company’s U.S. operations primarily consist of (i) the sale and installation of photovoltaic and battery backup systems for residential and commercial customers, (ii) financing the sale of its photovoltaic and battery backup systems, and (iii) sales of LED systems and services to government and commercial users. The Company’s China operations consist of identifying and procuring solar farm projects for resale to third parties and performing engineering, procurement, and construction (“EPC”) services primarily for solar farm projects. The Company’s operations in China are conducted through its principal Chinese subsidiaries. The Company has not generated any revenue from its China segment since 2022 and the China segment does not have any projects or agreements as of the date of this report.

Initial Public Offering

On March 5, 2024, the Company issued 4,500,000 shares of common stock in its initial public offering at a public offering price of $4.00 per share less a 6% underwriting discount pursuant to an underwriting agreement (the “Underwriting Agreement”) with Kingswood, a division of Kingswood Capital Partners, LLC (the “Representative”), as representative of the underwriters. Pursuant to the Underwriting Agreement, the Company granted the underwriters a 45-day option to purchase an additional 675,000 shares of common stock at the initial public offering price, less underwriting discounts and commissions, to cover over-allotments. On March 5, 2024, the Underwriters purchased 539,950 shares of common stock upon the partial exercise of the over-allotment option Pursuant to the Underwriting Agreement, the Company paid the Representative a 1% non-accountable expense allowance and reimbursed the Representative for certain accountable expenses of $175,000.

Including proceeds from the sale of the additional shares, the aggregate gross proceeds from the offering was approximately $20 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. Net proceeds from the Company’s initial public offering of approximately $18.6 million, reflects the gross proceeds net of underwriting discounts, the non-accountable expense allowance, accountable expenses of the underwriters that were paid by the Company and other expenses that were deducted from gross proceeds at the closing.

Pursuant to the Underwriting Agreement, the Company issued to the Representative warrants (the “Representative’s Warrants”) to purchase 403,196 shares of common stock. The Representative’s Warrants are exercisable at an exercise price of $4.80 per share at any time and from time to time, in whole or in part, during the period commencing February 29, 2024 and terminating on February 12, 2029. The Representative’s Warrant also provides for certain demand and “piggyback” registration rights for the shares of Common Stock issuable upon exercise of the Representative’s Warrant and contains customary anti-dilution provisions.

On March 13, 2024, the Representative’s Warrants were fully exercised on a cashless basis. Based on the formula for cashless exercise, the Company issued a total of 207,311 shares of common stock, and, as a result of the exercise, no Representative’s Warrants remained outstanding.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included elsewhere. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 and for any other interim period or other future year.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company’s history of net losses and negative cash flow from operating activities, including its net loss and negative cash flow for the six months ended June 30, 2024, along with its increased accumulated deficit and stockholders’ deficit raise substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2024, the Company reported a working capital deficit of approximately $10.2 million.  In addition, the accumulated deficit was approximately $90.1 million and the stockholders’ deficiency was approximately $2.8 million. In connection with these condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities, and significant current debt.

As of June 30, 2024, the Company’s principal sources of liquidity consisted of approximately $1.4 million, of cash and cash equivalents, and estimated cash flow from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities  are sufficient to meet the Company’s working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements, excluding approximately $17.9 million of debt that is due in the next twelve months which the Company is seeking to have exchanged for five year convertible notes. Management is focused on expanding the Company’s existing business, as well as its customer base to expand its marketing to commercial solar installations, including its continuing efforts to generate revenue for its China operations. The Company is looking to continue to negotiate an exchange of a large portion of the approximately $5.0 million of the current portion of long-term related party loans for convertible notes that mature in periods beyond one year. The Company cannot predict whether it will be successful in these efforts.

As a result of the above, there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption, or obtain the exchange of any of its current debt for secured convertible debt and thus maintain sufficient cash balances for its planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. Revenue and cash flow from the Company’s China segment is irregular because of the timing of solar projects and the Company requires significant funds for its operations, particularly during periods when there is little or no revenue or cash flow from projects, and as of June 30, 2024, the Company did not have any agreements for its China segment. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, if at all.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

Short-term Investments

Short-term investments consist of short-term note receivables with maturities of 12 months or less.

Restricted Cash

Restricted cash includes cash held to collateralize ACH transactions and outstanding credit card borrowing facilities.

Restricted cash at June 30, 2024 and December 31, 2023 consisted of:

	June 30, 2024	December 31, 2023
	(Unaudited)
Deposit held by a US financial institution as collateral for ACH transactions and business credit cards – US Segment	$313,364	$354,504
Less: current portion	-	-
Noncurrent portion	$313,364	$354,504

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

Customer Loans Receivable

In the U.S. segment, the Company offered its customers who meet the Company’s credit eligibility standards the option to finance the purchase of solar energy systems through installment loans underwritten through SolarMax Financial. All loans are secured by the solar energy systems or other projects being financed. The outstanding customer loan receivable balance is presented net of an allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on the customer loans. In determining expected credit losses, the Company considers its historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. Loans offered at the promotional interest rate below the market interest rate are accounted for as loan discounts and are amortized on an effective interest method to interest income over the terms of the loans. The Company has not entered into any new loan agreements since early 2020, and its revenues  from financing related to its existing loan portfolio.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Leasehold improvements and solar systems leased to customers are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

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

There was no impairment loss for the six months ended June 30, 2024 and 2023.

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

There was no impairment loss on such systems for the six months ended June 30, 2024 and 2023.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

At June 30, 2024 and December 31, 2023, the Company has unconsolidated investments in the PRC related to its 30% non-controlling interests in three project companies for which it transferred a 70% interest in 2021.

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

Because the Company’s investments include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any reporting period, the investment is reviewed to determine if the impairment is other than temporary. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company monitors its investments in unconsolidated entities periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2024 and 2023.

Warranties

Workmanship Warranty

For the sale of solar and battery systems in the U.S., the Company provides a workmanship warranty for 25 years to cover the quality of the Company’s installation. The warranty is designed to cover installation defects and damages to customer properties caused by the Company’s installation of the solar energy systems and battery storage systems which generally are uncovered within 2-3 years after the installation. The 25-year warranty is consistent with the term provided by competitors and is provided by the Company to remain market competitive. The workmanship warranty does not include the warranties on components, such as panels and inverters which are covered directly by the manufacturers and are, generally provided for 25 years on panels and inverters, and 10 years for energy storage systems. The Company determined that its 25-year workmanship warranty for solar energy systems constitutes an assurance-type warranty and should continue to be accounted for under ASC Topic 460, Guarantees, instead of a service-type warranty which would be accounted for under Topic 606 as a cost of revenues.

Quality Warranty for EPC Services

For the PRC segment, the Company provides construction quality warranty on Engineering, Procurement and Construction (“EPC”) services generally for one year after completion. The customer typically retains 3-5% of the contract price which will not be paid to the Company until the expiration of the warranty period which is accounted by the Company as retainage receivable. The Company currently provides a reserve for such potential liabilities based on a nominal percentage of project revenues for the PRC segment in the approximate amount of $242,000 and $249,000 as of June 30, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other liabilities. To date the Company has not incurred significant claims on the quality warranty. The liability is reversed when the warranty period expires.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

The following table presents the fair value and carrying value of the Company’s cash equivalents, loans receivable and borrowings as of June 30, 2024:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Cash equivalents	$316,549	$-	$-	$316,549
Customer loans receivable	-	-	5,670,845	5,321,541
Short-term investments	7,688,222	-	-	7,688,222
Liabilities
Bank and other loans	-	2,900,000	-	2,900,000
Secured loans from related parties	-	-	11,244,137	12,000,000
Secured convertible debt	-	-	13,428,707	15,724,596

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

Short-term investments – Short-term investments consist of short-term note receivables with maturities of 12 months or less. Accordingly, their carrying values approximate their fair value.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

Payment for EPC services is made by the customer pursuant to the billing schedule stipulated in the EPC contract which is generally based on the progress of the construction. Once the bills are issued to the customer, the customer generally has 30 days to make the payment on the amount billed less a retainage provision which is approximately 3-5%, depending on the contract. The retainage amount is withheld by the customer and is paid at the conclusion of the 12-month warranty period.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

Payment for products is generally made upon delivery or with a 30 day term. Extended payment terms are provided on a limited basis not to exceed twelve months. Payment for services is due when the services are completed and accepted by the customer. For certain LED product sales, the Company provides the customers with a right of return subject to restocking fees. The Company assessed such rights of return as variable consideration and recognizes revenue based on the amount of consideration the Company expects to receive after returns are made. Based on the Company’s historical experience, the Company has determined the likelihood and magnitude of a future returns to be immaterial and currently has not provided for a liability for such returns on the LED product sales.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

Operating Leases and Power Purchase Agreements (PPAs) in U.S.

The Company sells energy generated by PV solar power systems under PPAs. For energy sold under PPAs, which may qualify as a lease, the Company recognizes revenue each period based on the volume of energy delivered to the customer and the price stated in the PPA.

For leases, the Company was considered the lessor of solar energy systems under ASC Topic 840, Leases (“ASC 840”); however, upon the Company’s adoption of ASC Topic 842, Leases (“ASC 842”), the Company is no longer considered the lessor because the Company owns the solar renewable energy certificates related to these solar energy systems, and the counterparty does not receive substantially all of the economic benefits for the use of these energy solar systems. Therefore, these arrangements are not considered leases in accordance with ASC 842.

Loan Interest Income

In the U.S., in the past, the Company provided installment financing to qualified customers to purchase residential or commercial photovoltaic systems, energy storage systems, as well as LED products and services, and some of these loans remain outstanding. The Company has not entered into new loans since early 2020, and its revenues are from financing related to its existing loan portfolio. Customer loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by an allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the interest method. The interest method is applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Interest on loans generally continues to accrue until the loans are charged off. Premiums and discounts are recognized as yield adjustments over the term of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is not to hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value. There were no loans held-for-sale at June 30, 2024 and December 31, 2023.

The following table summarizes the Company’s revenue by business line by segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Solar energy and battery storage systems
Sales on non-installment basis	$2,719,240	$13,945,506	$7,051,730	$25,973,404
Third-party leasing arrangements	385,827	-	675,005	-
Operating lease revenues	18,820	19,918	37,640	42,335
Power purchase agreement revenues	7,101	13,220	11,059	13,220
Total solar energy and battery storage systems	3,130,988	13,978,644	7,775,434	26,028,959
LED projects	1,230,327	634,817	2,248,337	1,301,561
Financing related	92,986	140,001	194,604	291,420
Total revenues	$4,454,301	$14,753,462	$10,218,375	$27,621,940

Advertising Costs

The Company charges advertising and marketing costs related to radio, internet and print advertising to operations as incurred. Advertising and marketing costs for the three months ended June 30, 2024 and 2023 were approximately $87,000 and $414,000, respectively. Advertising and marketing costs for the six months ended June 30, 2024 and 2023 were approximately $252,000 and $664,000, respectively.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. For the three and six months ended June 30, 2024 and 2023, the Company did not incur any related interest and penalties.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of June 30, 2024 and December 31, 2023, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes.

Comprehensive Income (Loss)

The Company accounts for comprehensive income loss in accordance with ASC 220, Income Statement – Reporting Comprehensive Income (“ASC 220”). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of June 30, 2024 and December 31, 2023 is the currency translation adjustment.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are excluded from the computation of diluted earnings per share for the six months ended June 30, 2024 because the effect would be antidilutive.

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

Foreign Currency

Amounts reported in the condensed consolidated financial statements are stated in U.S. dollars. The Company’s subsidiaries in the PRC use the Chinese RMB as their functional currency and all other subsidiaries use the U.S. dollar as their functional currency.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Losses on those foreign currency transactions of approximately $273,000 and $401,000 for the six months ended June 30, 2024 and 2023, respectively, are included in other income (expense), net for the period in which exchange rates change.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has two operating and reporting segments (U.S. and PRC) as of June 30, 2024 and December 31, 2023.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

3. Cash, Cash Equivalents and Restricted Cash

As of June 30, 2024 and December 31, 2023, insured and uninsured cash including the balance classified as restricted cash were as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)
US Segment
Insured cash	$865,398	$818,534
Uninsured cash	518,284	813,199
	1,383,682	1,631,733
China Segment
Insured cash	211,896	295,503
Uninsured cash	77,776	966,580
	289,672	1,262,083
Total cash and cash equivalents and restricted cash	1,673,354	2,893,816
Less: Cash and cash equivalents	1,359,990	2,539,312
Restricted cash	$313,364	$354,504

4. Accounts Receivable, net

The activity of the allowance for credit losses for accounts receivable for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Balance – beginning of period	$4,598	$1,185,046
Provision for bad debts	33,549	113,789
Recoveries	-	(1,140,533)
Effect of exchange rate	-	(4,532)
Balance – end of period	$38,147	$153,770

5. Short-term investments

In March 2024, the Company's United States segment made short-term investments of $7.0 million in 8% promissory notes due June 1, 2024 issued by Webao Limited, an unrelated party, based in Hong Kong. The maturity date of the notes has been extended to September 25, 2024. The total amortized cost, the fair value and the carrying value of the investments is $7.0 million at June 30, 2024. There was no unrecognized holding gains or losses and other-than-temporary impairment recognized on this investment at June 30, 2024.

In March 2024, the Company's China segment made short-term investments of RMB 5.0 million (approximately $688,000) in a 5% promissory note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd. , an unrelated party based in PRC. The maturity date of the note has been extended to September 25, 2024.

6. Customer Loans Receivable

In past years, the Company provided financing to qualified customers to purchase residential or commercial photovoltaic systems, as well as other products the Company offered in the U.S. Depending on the credit rating of customers, the interest rate generally ranges from 0.00% to 10.99% per annum with financing terms ranging from one to fifteen years. At June 30, 2024 and December 31, 2023, the percentage of the Company’s loan portfolio with a 0% interest rate is 5% and 14%, respectively.

The customer gives the Company a security interest in the photovoltaic systems and other products financed.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at June 30, 2024:

					June 30, 2024
					(Unaudited)
	2022	2021	2020	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$86,366	$4,470,313	4,556,679	80.8%
Near-prime - FICO score 620 to 679	-	-	7,413	551,651	559,064	9.9%
Sub-prime - FICO score less than 620	16,730	-	7,612	436,124	460,466	8.2%
Business entity — FICO not available	-	44,083	17,753	-	61,836	1.1%
Total Customer Loan Receivables, gross	$16,730	$44,083	$119,144	$5,458,088	$5,638,045	100.0%

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at December 31, 2023:

						December 31, 2023

	2022	2021	2020	2019	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$181,315	$438,676	$5,234,583	$5,854,574	86.2%
Near-prime - FICO score 620 to 679	19,117	-	18,107	42,175	622,398	701,797	10.3%
Sub-prime - FICO score less than 620	-	-	-	72,489	84,992	157,481	2.3%
Business entity — FICO not available	-	52,753	28,051	-	-	80,804	1.2%
Total Customer Loan Receivables, gross	$19,117	$52,753	$227,473	$553,340	$5,941,973	$6,794,656	100.0%

Customer loans receivable consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Unaudited)
Customer loans receivable, gross	$5,638,045	$6,794,656
Less: unamortized loan discounts	(126)	(2,332)
Allowance for loan losses	(316,378)	(256,808)
Customer loans receivable, net	5,321,541	6,535,516
Less: Current portion	1,548,626	2,212,574
Non-current portion	$3,772,915	$4,322,942

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

Principal maturities of the customer loans receivable at June 30, 2024 are summarized as follows:

For the year ending December 31,	Amount
2024 (remainder of)	$835,752
2025	1,349,730
2026	1,195,108
2027	991,087
2028	676,192
Thereafter	590,176
Total customer loans receivable	$5,638,045

The Company is exposed to credit risk on the customer loans receivable. Credit risk is the risk of loss arising from the failure of customers to meet the terms of their contracts with the Company or otherwise fail to perform as agreed.

The activity in the allowance for loan losses for customer loans receivable for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Balance – beginning of period	$256,808	$288,457
Provision for loan losses	38,866	43,483
Chargeoffs and adjustments	20,704	33,193
Balance – end of period	$316,378	$365,133

Total interest income on the customer loans receivable included in revenues was approximately $92,000 and $139,000 for the three months ended June 30, 2024 and 2023, respectively. Total interest income on the customer loans receivable included in revenues was approximately $192,000 and $289,000 for the six months ended June 30, 2024 and 2023, respectively.

7. Inventories, net

The activity in the reserve for excess and obsolete inventories for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Balance – beginning of period	$596,367	$485,504
Provision for excess and obsolete inventories	50,275	108,378
Balance – end of period	$646,642	$593,882

Inventories consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Unaudited)
Solar panels, inverters, battery storage and components	$1,561,211	$1,336,066
LED lights	642,850	601,698
Total inventories, gross	2,204,061	1,937,764
Less: reserve for excess and obsolete inventories	(646,642)	(596,367)
Total inventories, net	$1,557,419	$1,341,397

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

8. Other Receivables and Current Assets, Net

Other receivables and current assets, net consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Unaudited)
Receivable from Seller (Uonone Group - Note 15)	$424,917	$436,698
Deferred project costs	1,492,046	1,603,355
Prepaid expenses and other current assets	1,123,044	1,342,834
Advances to suppliers	608,855	1,300,009
Accrued interest on short-term investments	138,521	-
Accrued interest on customer loans receivable	34,463	32,537
Capitalized offering costs	-	658,564
Total other receivables and current assets	$3,821,846	$5,373,997

Deferred project costs consist of work in process and subcontractor costs incurred on the solar energy systems and LED projects that are not fully completed at June 30, 2024 and December 31, 2023.

Prepaid expenses and other current assets include unpaid accrued rent from Sunspark Technology, Inc. ("Sunspark"), one of the Company's sub-lessees at its office in Riverside, California. Sunspark is also one of the Company's panel suppliers. On June 12, 2024, the Company entered into an offset agreement with Sunspark whereby Sunspark's unpaid rents, utilities and security allocations through June 30, 2024 of $638,000 would be offset against the Company's accrued payables for the panels and other expenses of $601,000. Following the offset agreement, the remaining balance owed by Sunspark is approximately $37,000 at June 30, 2024.

9. Property and Equipment

Components of property and equipment, net are as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)
Automobiles	$857,684	$971,384
Furniture and equipment	1,393,149	1,396,936
Solar systems leased to customers	1,663,468	1,663,468
Leasehold improvements	2,337,841	2,343,815
Total property and equipment, gross	6,252,142	6,375,603
Less: accumulated depreciation and amortization	(6,008,271)	(6,084,187)
Total property and equipment, net	$243,871	$291,416

For the three months ended June 30, 2024 and 2023, depreciation expenses were approximately $25,000 and $49,000, respectively. For the six months ended June 30, 2024 and 2023, depreciation expenses were approximately $49,000 and $100,000, respectively.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

10. Goodwill

The activity of goodwill is as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)
Balance – beginning of period	$7,584,779	$7,774,472
Effect of exchange rate	(203,894)	(189,693)
Balance – end of period	$7,380,885	$7,584,779

11. Investments in Unconsolidated Solar Project Companies

The Company has a 30% non-controlling interest in three PRC companies that were project subsidiaries that performed EPC services.  Upon completion of the project, a 70% equity interest in the project subsidiary was transferred to the customer, with the customer having a first right of refusal to purchase the 30% interest in the project subsidiary during a specified period.  Upon the transfer of the 70% interest in these entities, the entities, which are referred to by the projects for which the Company’s China segment performed services, were de-consolidated and the Company’s 30% non-controlling interest is treated as an equity investment.  Activity in the Company’s 30% non-controlling investments in these entities’ solar project companies in the China segment for the six months ended June 30, 2024 and June 30, 2023 is reflected in the following tables:

Investee	Investment Balance at December 31, 2023	Share of Investee’s Net Income	Effect of Exchange Rate	Investment Balance at June 30, 2024
Yilong #2	$4,213,276	$127,743	$(114,462)	$4,226,558
Xingren	2,031,774	49,112	(55,079)	2,025,807
Ancha	3,453,258	122,127	(93,978)	3,481,406
Total	$9,698,308	$298,982	$(263,519)	$9,733,771

Investee	Investment Balance at December 31, 2022	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at June 30, 2023
Yilong #2	$3,966,824	$160,679	$(202,451)	$3,925,052
Xingren	1,953,048	65,763	(99,070)	1,919,741
Ancha	3,134,887	208,842	(163,712)	3,180,017
Total	$9,054,759	$435,284	$(465,233)	$9,024,810

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

The following tables present the summary of the combined financial statements of the three solar  project companies in which the Company has a 30% equity interest as of June 30, 2024 and December 31, 2023, and for the six months ended June 30, 2024 and 2023:

	June 30, 2024	December 31, 2023
	(Unaudited)
Current assets	$23,653,521	$24,984,444
Non-current assets	71,145,542	76,024,387
Total assets	$94,799,063	$101,008,831

Current liabilities	$3,237,460	$9,775,803
Noncurrent liabilities	58,807,988	58,680,520
Members’ capital	32,753,615	32,552,508
Total liabilities and members’ capital	$94,799,063	$101,008,831

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Revenue	$4,678,640	$5,529,652
Gross profit	1,967,492	2,912,896
Net income	$996,607	$1,450,947

Revenue of these project companies is generated from the power purchase agreements with the PRC utility companies as well as government subsidies.

12. Financing Arrangements

As of June 30, 2024 and December 31, 2023, the Company had the following borrowings:

	June 30, 2024	December 31, 2023
	(Unaudited)
Unsecured loan from unrelated party at 8.0% fixed interest due December 31, 2024	$2,000,000	$2,000,000
Unsecured loan from unrelated party at 12.0% fixed interest due August 10, 2024	900,000	-
Secured convertible notes payable at 4.0% per annum, due various dates through April 2029	16,050,000	16,250,000
EB-5 loans -see details below	12,000,000	17,000,000
Notes payable from SMX Property, a related party, at 8% per annum, due October 10, 2024	1,358,658	1,358,658
Total	32,308,658	36,608,658
Less: debt discount and debt issuance costs	(325,404)	(300,232)
Current portion	(17,938,658)	(22,038,658)
Noncurrent portion	$14,044,596	$14,269,768

Unsecured Loans

Unsecured loans include a loan of $2.0 million from an unrelated PRC individual at an interest rate of 8%, interest payable quarterly in arrears, a maturity date of December 31, 2024, and a short-term loan of $900,000 from an unrelated investment company at a fixed interest rate of 12% with a maturity of November 10, 2024.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

Related party EB-5 financings

The Company’s borrowings under the EB-5 program from related parties consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Unaudited)
$45.0 million loan from Clean Energy Funding, LP	$4,000,000	$7,000,000
$13.0 million loan from Clean Energy Funding II, LP	8,000,000	10,000,000
Total	12,000,000	17,000,000
Less: current portion	(5,000,000)	(10,000,000)
Noncurrent portion	$7,000,000	$7,000,000

On January 3, 2012, Clean Energy Fund, LP (“CEF”) entered into a secured loan agreement with SREP, a wholly owned subsidiary of the Company. Under the secured loan agreement, CEF agreed to make loans to SREP in an amount not to exceed $45.0 million, to be used to finance the installment purchases for customers of the solar energy systems. A total of $45.0 million was lent. The loan accrues interest at 3% per annum, payable quarterly in arrears. Each advanced principal amount is due and payable 48 months from the advance date or the U.S. Immigration Form I-829 approval date if later. The I-829 petition includes evidence that the immigrant investors successfully met all U.S. Citizenship and Immigration Services requirements of the EB‑5 program. As of June 30, 2024 and December 31, 2023, the principal loan balance was $4.0 million and $7.0 million, respectively.

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

Convertible Notes

The Company has issued 4% secured subordinated convertible notes to former limited partners of CEF and CEF II, pursuant to exchange agreements with the limited partners. The limited partners accepted the notes in lieu of cash payments of their capital contribution which resulted in a reduction of SREP’s and LED's notes to CEF and CEF II, respectively, in the same amount, reducing the outstanding EB-5 loan balance. Payment of the notes is secured by a security interest in SREP’s and LED's accounts and inventory. The convertible notes are payable in five equal installments on the first, second, third, fourth and fifth anniversaries of the date of issuance. The convertible notes made prior to, or on or about the date of, the Company’s initial public offering are convertible into common stock at a conversion price equal to 80% of the public stock price of the Company’s common stock as defined in the convertible note, which is $3.20 per share. The convertible notes made after the Company’s initial public offering are convertible into common stock at a conversion price equal to 80% of the average closing price of the Company’s common stock for the ten trading days preceding the date of the exchange agreement with the limited partner. The convertible notes may be converted into common stock at the first, second, third, fourth and fifth anniversaries of the date of issuance, but not earlier than six months from the date of the Company’s initial public offering, as defined in the note, or for convertible notes issued after the initial public offering, six months after the conversion date.

All convertible notes issued prior to the Company’s initial public offering have two separate and distinct embedded features. They are: (1) optional conversion upon a public stock event as defined in the convertible note; and (2) redemption put feature upon fundamental transaction.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

During the six months ended June 30, 2024, the Company redeemed convertible notes in the principal amount of $5.0 million for the amount of $5.0 million and recognized a gain on debt extinguishment of $276,000. During the six months ended June 30, 2023, the Company redeemed $500,000 principal amount of convertible notes for $500,000 and recognized a gain on debt extinguishment of $13,000. During the six months ended June 30, 2024 and 2023, the Company recognized a gain on debt extinguishment in the amount of approximately $276,000 and $13,000, respectively related to limited partners in CEF and CEF II who exchanged their limited partner interest for convertible notes.

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

Interest Expense

For the three months ended June 30, 2024 and 2023, interest expense incurred on the above long-term EB‑5 related party loans was approximately $103,000 and $135,000, respectively. For the six months ended June 30, 2024 and 2023, interest expense incurred on the above long-term EB‑5 related party loans was approximately $225,000 and $268,000, respectively.

Total interest expense incurred (including interest on long-term related party loans) was approximately $385,000 and $449,000 for the three months ended June 30, 2024 and 2023, respectively. Total interest expense incurred (including interest on long-term related party loans) was approximately $769,000 and $848,000 for the six months ended June 30, 2024 and 2023, respectively. The weighted average interest rate on loans outstanding was 4.0% and 3.9% as of June 30, 2024 and December 31, 2023.

Principal maturities for the financing arrangements as of June 30, 2024 are as follows:

For the year ending December 31,	Bank and Other Unsecured Loans	EB-5 Loans - Related Party	Notes Payable - Related Party	Convertible Notes	Total
2024 (remainder of)	$2,900,000	$4,000,000	$1,358,658	$3,980,000	$12,238,658
2025	-	4,000,000	-	6,090,000	10,090,000
2026	-	4,000,000	-	2,890,000	6,890,000
2027	-	-	-	1,490,000	1,490,000
2028	-	-	-	1,000,000	1,000,000
Thereafter	-	-	-	600,000	600,000
Total	$2,900,000	$12,000,000	$1,358,658	$16,050,000	$32,308,658

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

13. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Unaudited)
Customer deposits	$2,078,075	$2,487,227
Accrued operating and project payables	3,224,732	5,351,613
Payable to Uonone (See Note 15)	2,482,870	2,551,458
Accrued compensation expenses	1,942,016	2,387,574
Retainage payable to vendors	739,137	802,886
Preacquisition liability	1,476,842	1,517,639
Accrued settlement	276,428	276,428
Accrued warranty expense	241,828	248,508
VAT taxes payable	839,398	697,480
Income taxes payable	14,230	145,938
Refundable vendor bid deposits	13,764	14,145
Total accrued expenses and other payables	$13,329,320	$16,480,896

Accrued Compensation

At December 31, 2023 and June 30, 2024, accrued compensation includes $675,000 of compensation to the Company’s chief executive officer in connection with the cancellation in March 2019 of restricted stock grants and $1.8 million of accrued but unpaid compensation to the chief executive officer pursuant to his employment agreement.  Accrued compensation at December 31, 2023 includes $600,000 due to the former executive vice president, who is also a 5% stockholder, and one other employee in connection with the cancellation in March 2019 of restricted stock grants and $338,095 of deferred compensation to its former executive vice president, all of which was paid in March 2024. The remaining balance relates to accrued unpaid commissions and accrued paid time off.

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

Accrued Settlement

In November 2022, the Company entered into a settlement agreement with two former limited partners of Clean Energy Funding L.P., under which the Company agreed to pay each of the limited partners a sum of $533,749.98, payable $50,000 at the time of the agreement execution and the remainder shall be paid in 14 quarterly installment of $34,533.57. At June 30, 2024 and December 31, 2023, the balance of the accrued settlement is $484,000 and $622,000, respectively, of which $276,000 represents the current portion of such liability.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

Accrued Warranty

The activity of the warranty liability (included in other liabilities) for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Balance – beginning of period	$2,174,488	$2,411,637
Provision for warranty liability	112,157	241,747
Expenditures and adjustments	(253,952)	(95,450)
Effect of exchange rate	(6,680)	(4,915)
Balance – end of period	2,026,013	2,553,019
Less: current portion (accrued expenses and other payables)	(241,828)	(242,192)
Non-current portion (other liabilities)	$1,784,185	$2,310,827

Preacquisition Liability

As part of the April 2015 acquisition of ZHPV, the Company assumed a liability associated with the Ningxia project consisting of reimbursement of project expenses to an unrelated third-party including reimbursement of certain land rental expenses and land use taxes estimated at a total of approximately RMB 10.7 million ($1.6 million at June 30, 2024). The Company expects to negotiate to offset the entire liability with the unpaid contract receivables and reimbursements from the third party. All the receivables and reimbursements were previously fully reserved by the Company.

14. Third-party Leasing Arrangement and Concentrations

Third-party Leasing Arrangement

The Company sells solar energy and battery storage systems to residential and commercial customers in the U.S. and these customers may pay for these sales in cash. Cash sales include direct payments from the customer (including financing obtained directly by the customer), third-party financing arranged by the Company for the customer, and leasing arranged by the Company for the customer through Sunrun.

Concentration Risks

Major Customers

For the six months ended June 30, 2024 and 2023, there were no customers that accounted for 10% or more of the Company’s revenues.

Major Suppliers

During the six months ended June 30, 2024, one supplier in the U.S. segment accounted for purchases of $2.2 million, or 12.0%, of purchases, and during the six months ended June 30, 2023, a different supplier in the U.S. segment accounted for purchases of $2.6 million, or 10%, of purchases.  No other supplier accounted for 10% or more of the Company’s purchases in either period.

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

Under the debt settlement agreement, any legal settlement proceeds, less fees and expenses, received by ZHPV related to the projects completed prior to the April 2015 business combination would be repaid to the Uonone Group. During the six months ended June 30, 2024 the Company did not receive any additional legal settlement proceeds, nor did the Company make any payments to Uonone.

At June 30, 2024 and December 31, 2023, the amount payable to Uonone, was approximately RMB 18.0 million ($2.5 million) and approximately RMB 19.4 million ($2.8 million), respectively.

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

Related Party Lease Agreements

Effective June 30, 2024, the Company terminated its lease with Fallow Field, LLC, a related party, for office space in Diamond Bar, California. In conjunction with the early lease termination, the Company reported a gain on the lease termination of approximately $77,000.

The Company recognized a gain of approximately $4,200 for the early termination and amendment of the leases and derecognized an ROU asset of approximately $478,000 and a lease liability of approximately $520,000 on the consolidated balance sheet. Also for the amendment of one of the leases, the Company recognized an additional $221,000 for an ROU asset, in relation to the extended lease term, and a corresponding lease liability of approximately $254,000 on the consolidated balance sheet.

Future minimum lease commitments for offices, warehouse facilities and equipment, payable to related parties and other, as of June 30, 2024, are as follows:

For the year ending December 31,	Total
2024 (remainder of)	$860,606
2025	1,725,564
2026	1,768,488
Total	$4,354,658

For the six months ended June 30, 2024 and 2023, rent expense for offices, warehouse facilities and equipment, including rental expense for related party leases, was approximately $904,000 and $1.0 million, respectively. These amounts include short-term leases and variable lease costs, which are immaterial.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

As of June 30, 2024, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

For the year ending December 31,	Total
2024 (remainder of)	$841,820
2025	1,725,564
2026	1,768,488
Total minimum lease payments	4,335,872
Less: Interest	(322,059)
Present value of lease obligations	4,013,813
Less: current portion	(1,499,950)
Noncurrent portion	$2,513,863

Other information related to leases is as follows:

As of June 30, 2024
Weighted average remaining lease term (in years)	2.5
Weighted average discount rate	8.00%

Between September and October 2022, the Company entered into subleases with three unrelated companies for portions of office space through December 31, 2022 and one other unrelated company through March 31, 2024.  For the three months ended June 30, 2024 and 2023, the total sublease income recognized totaled approximately $242,000 and $295,000, respectively. For the six months ended June 30, 2024, the total sublease income recognized totaled approximately $490,000 and $616,000, respectively. The sublease income is recognized as an offset to operating lease costs reported in general and administrative expenses. At June 30, 2024, the Company has two tenants and both are on a month-to-month lease. At June 30, 2024, the Company has security deposits payable of approximately $71,000.

The following table summarizes the Company’s operating lease cost for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Operating lease cost	$429,072	$455,550	$883,840	$916,178
Short-term lease cost	10,191	39,859	20,004	88,585
Less: Sublease income	(241,943)	(294,905)	(489,887)	(616,025)
Operating lease cost, net	$197,320	$200,504	$413,957	$388,738

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

On February 24, 2020, the Company's then executive vice president resigned. Pursuant to a release and separation agreement dated October 1, 2020, her employment agreement was terminated and, with certain limited exceptions, the Company and the former executive vice president released each other from their obligations under the employment agreement. Pursuant the release and separation agreement, the Company paid the former executive officer $25,497, and agreed to pay to her $803,095, representing the outstanding balance due to her for her deferred salary from 2019 and 2020, cash bonus deferred from 2017 and 2018 and accrued medical and dental benefits. This amount was payable at the rate of $15,000 per month (less applicable deductions and withholding), commencing with the month of April 2020, until the completion by the Company of its public offering, and any unpaid balance then outstanding was to be paid within three business days after the Company receives the proceeds of its initial public offering. For the six months ended June 30, 2024 and 2023, the former vice president was paid approximately $908,000 and $90,000, respectively. As of June 30, 2024, all the Company’s obligations owed to the former executive vice president are settled. The former executive vice president is a major stockholder of the Company.

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

18. Stockholders’ Equity

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

None of  the shares granted above pursuant to the 2016 Long-Term Incentive Plan had vested as of June 30, 2024 and are not considered to have been issued under the requirement of U.S. GAAP since the shares are still subject to   the vesting provision of the agreement even though they met the forfeiture provision on February 12, 2024 when the public offering event was deemed completed.

As of December 31, 2023, total unrecognized compensation costs for outstanding restricted stock awarded was estimated at $1.3 million, based on the estimate of the then most recent price at which shares were sold of $5.01 per share.

The following table below summarizes the activity of the restricted stock shares:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	264,650	5.01
Nonvested as of December 31, 2023	264,650	5.01
Outstanding at June 30, 2024 (Unaudited)	264,650	5.01
Nonvested as of June 30, 2024 (Unaudited)	264,650	5.01

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

A summary of option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,295,858	4.96	4.5	-
Nonvested as of December 31, 2023	5,946,320	5.01	4.7	-
Exercisable as of December 31, 2023	349,538	4.15	2.5	300,000
Granted	-	-	-	-
Exchanged	-	-	-	-
Exercised	(49,934)	-	-	-
Cancelled or forfeited	(48,183)	-	-	-
Outstanding at June 30, 2024	6,197,741	4.93	4.3	-
Nonvested as of June 30, 2024	-	-	-	-
Exercisable as of June 30, 2024	6,197,741	4.93	4.3	-

Forfeitures are accounted for as actual forfeitures occur.

The aggregate intrinsic value represents the total pretax intrinsic value. The aggregate intrinsic values as of December 31, 2023 are based upon the value per share of $5.01, which was the latest sale price of the Company’s common stock in May 2018.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

Non-vested Option Awards

The following table summarizes the Company’s nonvested option awards activity:

Balance at December 31, 2023	$5,946,320
Granted	-
Exchanged	-
Forfeited	(48,183)
Vested	(5,898,137)
Balance at June 30, 2024 (Unaudited)	$-

As a result of the Company’s completion of its initial public offering, all the stock options which are performance-based awards are vested and compensation cost of $17.2 million related to such stock options was recognized for the six months ended June 30, 2024 as the performance condition of such awards has been met. The compensation cost of $17.2 million is determined using the Black Scholes model that includes key assumptions for each grant of options as follows: volatility ranging from 54.34% to 67.75%, the risk-free rate ranging from 1.55% to 2.34%, and an expected term ranging from 5 to 6.5 years. For the six months ended June 30, 2024, approximately $1.3 million and $15.9 million of compensation cost was charged to cost of revenue and general and administrative expenses, respectively, related to stock options. During the six months ended June 30, 2024 and 2023, no vested options to purchase shares of common stock were cancelled. No nonvested options to purchase common stock were cancelled during the six months ended June 30, 2023.

19. Income Taxes

The components of the Company's income (loss) before income taxes and income (loss) from operations for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Domestic (U.S. Segment)	$(2,338,449)	$(1,669,825)	$(21,426,826)	$(1,978,749)
Foreign (PRC Segment)	59,341	302,583	(119,268)	1,153,034
Income (loss) before income taxes	(2,279,108)	(1,367,242)	(21,546,094)	(825,715)
Income tax expense (benefit)	(114,884)	491,053	(110,083)	289,765
Income (loss) from operations	$(2,164,224)	$(1,858,295)	$(21,436,011)	$(1,115,480)
Effective tax rate	5.0%	(35.9)%	0.5%	(35.1)%

The Company is subject to taxation in the U.S. and various states jurisdictions. The Company is also subject to taxation in China. The Company’s effective tax rate is determined quarterly, reflecting actual activities and various tax-related items.

The Company’s effective income tax rate for the three months ended June 30, 2024 and 2023 were 5.0% and (35.9)%, respectively. The Company’s effective income tax rate for the six months ended June 30, 2024 and 2023 were 0.5% and (35.1)%, respectively. The variance from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2024 was primarily attributable to losses not benefitted for tax purposes, and state and foreign taxes.

As of June 30, 2024, the Company determined that, based on an evaluation of its history of net losses and all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of its deferred tax assets would be realized and, therefore, the Company continued to record a valuation allowance on U.S. side and partially on the Chinese side.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

20. Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing the Company’s income or losses by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Because the Company incurred losses for the three and six months ended June 30, 2024 and 2023, potentially dilutive securities would be anti-dilutive, and therefore, the diluted net loss per share is the same as the basic net loss per share. The Company’s potentially dilutive securities include outstanding in-the-money options to purchase 199,736 shares of common stock, and 8,276,115 shares of common stock issuable upon conversion of outstanding notes were excluded from the computation of diluted net loss per share as the impact of including these shares would be anti-dilutive.

21. Segment Reporting

The Company uses the management approach for segment reporting disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reporting segments. For the six months ended June 30, 2024 and 2023, the Company operates under two operating segments on the basis of geographical areas: The U.S. and the PRC. Operating segments are defined as components of an enterprise about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates performance based on several factors, including revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments for the six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	US	PRC	Total	US	PRC	Total
Revenue from external customers
Solar energy systems	$3,130,988	$-	$3,130,988	$7,775,434	$-	$7,775,434
Finance revenue	92,986	-	92,986	194,604	-	194,604
LED and other	1,230,327	-	1,230,327	2,248,337	-	2,248,337
Total	4,454,301	-	4,454,301	10,218,375	-	10,218,375

Cost of revenue
Solar energy systems	2,548,312	-	2,548,312	8,083,193	-	8,083,193
Other	1,317,906	-	1,317,906	2,011,506	-	2,011,506
Total	3,866,218	-	3,866,218	10,094,699	-	10,094,699

Depreciation and amortization expense	23,410	-	23,410	47,182	299	47,481
Interest (expense) income, net	(244,415)	860	(243,555)	(625,881)	13,755	(612,126)
Equity in income of solar farm projects	-	238,819	238,819	-	298,982	298,982
Provision for income taxes	-	(114,884)	(114,884)	6,000	(116,083)	(110,083)
Net income (loss)	(2,343,536)	179,312	(2,164,224)	(21,437,913)	1,902	(21,436,011)

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	US	PRC	Total	US	PRC	Total
Revenue from external customers
Solar energy systems	$13,978,644	$-	$13,978,644	$26,028,959	$-	$26,028,959
Finance revenue	140,001	-	140,001	291,420	-	291,420
LED and other	634,817	-	634,817	1,301,561	-	1,301,561
Total	14,753,462	-	14,753,462	27,621,940	-	27,621,940

Cost of revenue
Solar energy systems	12,087,272	-	12,087,272	22,460,913	-	22,460,913
Other	585,635	-	585,635	1,008,135	-	1,008,135
Total	12,672,907	-	12,672,907	23,469,048	-	23,469,048

Depreciation and amortization expense	48,486	147	48,633	99,379	299	99,678
Interest (expense) income, net	(446,780)	23,965	(422,815)	(843,437)	30,162	(813,275)
Equity in income of solar farm projects	-	367,382	367,382	-	435,284	435,284
Provision for income taxes	-	491,053	491,053	6,000	283,765	289,765
Net income (loss)	(1,679,367)	(178,928)	(1,858,295)	(1,994,291)	878,811	(1,115,480)

and as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	US	PRC	Total

Equity investments in solar farm projects	$-	$9,733,771	$9,733,771
Capital expenditures	-	-	-
Long-lived assets	9,151,527	17,243,967	26,395,494
Total reportable assets	24,899,588	26,192,439	51,092,027

	December 31, 2023
	US	PRC	Total

Equity investments in solar farm projects	$-	$9,698,308	$9,698,308
Capital expenditures	(27,999)	-	(27,999)
Long-lived assets	11,258,512	17,475,104	28,733,616
Total reportable assets	21,727,209	26,927,992	48,655,201

22. Subsequent Events

The Company has evaluated subsequent events through August 14, 2024, the date the June 30, 2024 condensed consolidated financial statements were available to be issued, and except as disclosed in Note 5 - Short-term investments, and Note 12 - Unsecured Loans, no other events require adjustment of, or disclosure in, the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in “Risk Factors” included in our annual report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Elimination of Forfeiture Provisions of Options upon Initial Public Offering

During the years 2015 to 2019, we granted stock options to employees and consultants, of which options to purchase 5,898,137 shares were outstanding at the date of our initial public offering. Under the terms of the options, the options became non-forfeitable upon our completion of an initial public offering, which occurred on February 12, 2024, the effective date of the registration statement relating to our initial public offering. Under GAAP, upon the termination of the forfeiture provisions, the value of the options is treated as a compensation expense in the period in which the options become non-forfeitable. Using the Black Scholes valuation method, the fair value of the options at the time of our initial public offering was approximately $17.2 million, which is stock-based compensation that does not reflect a cash expense, of which approximately $1.3 million is included in cost of revenues and $15.9 million is included in general and administrative expense. The $17.2 million stock-based compensation expense, which is not deductible for federal and state income tax purposes and is a non-cash expense, represents the major portion of our $21.4 million loss for the six months ended June 30, 2024.

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

Our United States operations primarily consist of the sale and installation of photovoltaic and battery backup systems for residential and commercial customers, and sales of LED systems and services to government and commercial users. Prior to 2020, we also provided financing for the purchase of solar equipment from us.

Our business in China is conducted through our subsidiaries, primarily ZHTH and ZHPV, and their subsidiaries. Our China operations consist primarily of identifying and procuring solar farm projects for resale to third parties and performing EPC services primarily for solar farm projects. Our China operations did not generate any revenue for the six months ended June 30, 2024 and the years ended December 31, 2023 and December 31, 2022. Our China segment last generated revenue for the year ended December 31, 2021, substantially all of which was generated in the second quarter of the year.  As of the date of this report, we do not have any agreements relating to any projects in China.

Effects of NEM 3.0

Net metering is a billing mechanism that credits solar energy system owners for the electricity that they add to the electricity grid. If the owner of a solar system generates more electricity than it consumes, the excess electricity is sold back to the grid. The California Public Utilities Commission has adopted the current net metering regulations, known as NEM 3.0, which became effective in April 2023. NEM 3.0 features a 75% reduction in export rates (the value of excess electricity pushed onto the grid by solar systems) from the rate set forth in the previous net metering regulations, NEM 2.0, thereby reducing the overall savings and increasing the payback period of home solar installations. The changes under NEM 3.0, which are likely to result in reduced benefits for most residential solar users, could alter the return on investment for solar customers.

In January 2024, we laid off a portion of our employees associated with the design and installation of residential solar systems in response to a slowdown in demand after NEM 3.0 took effect in April 2023. The layoff represented approximately 25% of our residential solar system design and installation team. Approximately half of the employees who were laid off had been hired in late 2022 to help install our growing backlog of residential solar systems under contract in anticipation of NEM 3.0, and the contracts representing that backlog were completed during 2023. We may need to revise our pricing metrics to reflect the change resulting from NEM 3.0 in order for the purchase of a solar system to be economically attractive to the customer, which may result in lower prices and reduced margins. Although we anticipate the near-term impact of NEM 3.0 on residential solar contracts will be offset by commercial solar contracts for which we use third-party subcontractors to complete the installations, we cannot assure you that our overall business will not be impacted by the effects of NEM 3.0. Our decrease in revenue in both the three and six months ended June 30, 2024 from the comparable periods of 2023 reflect both a surge in revenue in anticipation of the effectiveness of NEM 3.0 in April 2023 and a sharp decline in revenue resulting from the effectiveness of NEM 3.0.

We are seeking to offset our decline in residential solar sales in California by marketing commercial sales of larger systems to commercial users both in California and in other states; however, we cannot assure you that we will be successful in marketing to commercial users.  As of the date of this report, we do not have any contacts for major commercial solar projects. Although we have a non-binding letter of intent with respect to one proposed project and a non-binding term sheet with respect to a second proposed project, both of these proposed projects are subject to the negotiation of development agreements with the owners of the property on which the solar system is to be installed, the identification of a financing source to provide the full financing for each project, the negotiation and execution of an agreement with the financing sources, who would own the project on completion, and the negotiation and execution of a power purchase agreement between the property owner (and in the case of one of these projects, the tenant) and the financing source as the project owner for the purchase of the electricity generated by the project.  We cannot assure you that either of these projects will be completed or that we will be successful in developing our commercial business as planned.

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

The inflationary pressures that are affecting us are not unique to our industry, and relate to the cost of raw materials, labor costs generally and the price at which we can sell our products. Because solar energy can be seen as a way to provide a homeowner with relief from the increasing utility prices for electricity, the market for solar systems generally, and our business specifically, has enabled us to sell solar systems. Thus, the effects of inflation may also affect the marketability of our solar systems to residential users which are also impacted by the effects of NEM 3.0.

Our cost of revenue per watt of solar systems, which makes up approximately 80% of our costs, increased approximately 51.1% during the six months ended June 30, 2024 compared to the same period in 2023. We have increased the price of solar system installations in our United States segment to offset the increase in cost in 2024, 2023 and during the first half of 2022. Although we do not have any data as to the effect of higher utility costs on purchases of solar systems, it has been our experience during the years ended December 31, 2023 and 2022 that, as inflationary pressures are increasing the cost of electricity generally, our domestic business grew as homeowners are seeking alternatives to what they see as high utility bills, although, as discussed above,  the effects of NEM 3.0 have resulted in a significant decline in U.S. revenues for solar systems. As a result, we have been able to increase our prices, which reduced the effect of increased cost of raw materials and the general increase in overhead costs. Our gross margin from United States operations decreased from 15.0% for the six months ended June 30, 2023 to 1.2% for the six months ended June 30, 2024. The effect of increased costs on our margin was reduced because we were able to increase prices; although our gross margin was affected by both the $1.3 million of stock-based compensation described above under “Elimination of Forfeiture Provisions of Options upon Initial Public Offering” and the 63% decrease in revenues which was not accompanied by a comparable decrease in cost of revenues. Competitive factors limit the amount we can increase our prices, but our price increases reduced what would otherwise have been a greater decline in gross margin for the six months ended June 30, 2024. If our prices are too high, the residential customer may not see the value of installing a solar system. We are seeking to reduce the effect of increased prices in raw materials by purchasing in greater quantities. However, to the extent inflation continues or increases, we may not be able to raise prices sufficiently to prevent a further significant decline in our gross margins and the results of our operations.

Compensation costs per employee, excluding stock-based compensation, for sales, marketing and administrative personnel in our United States segment increased approximately 19% for the six months ended June 30, 2024 compared to the same period in 2023 in response to the increased cost of retaining and attracting talent, and such costs may continue to increase as labor costs in California continue to increase as a result of the inflationary pressures. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to generate business. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to meet competition which would resulting in a lower gross margin and a drop in operating income. Supply chain issues have caused us to periodically stock up on components such as solar panels and battery systems to ensure an adequate supply to meet expected demand, putting pressure on our cash flow. We do not believe that the supply chain issues that affected our operations in prior periods are currently affecting us. We cannot assure you that such delays and increased costs will not affect our business in the future.

We are seeking to address the inflationary pressures by seeking to cut overhead expenses where possible and raising prices to levels that we believe are both competitive and attractive to customers in view of the increases in utility prices in California and maintaining an inventory of raw materials to enable us to better price our products and by marketing effort directed at commercial sales. We believe that our available cash and cash equivalents and short-term investments will enable us in dealing with the effects of inflation on our business.

Results of Operations

The following tables set forth information relating to our operating results for the three and six months ended June 30, 2024 and 2023 (dollars in thousands) and as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenue:
Solar energy sales (US)	$3,131	70.3%	$13,978	94.8%	$7,775	76.1%	$26,029	94.2%
LED sales (US)	1,230	27.6%	635	4.3%	2,248	22.0%	1,302	4.7%
Financing (US)	93	2.1%	140	0.9%	195	1.9%	291	1.1%
Total revenues	4,454	100.0%	14,753	100.0%	10,218	100.0%	27,622	100.0%
Cost of revenue:
Solar energy sales	2,548	57.2%	12,086	81.9%	8,082	79.1%	22,461	81.4%
LED sales	1,318	29.6%	586	4.0%	2,012	19.7%	1,008	3.6%
Total cost of revenues	3,866	86.8%	12,672	85.9%	10,094	98.8%	23,469	85.0%
Gross profit	588	13.2%	2,081	14.1%	124	1.2%	4,153	15.0%
Operating expenses:
Sales and marketing (US)	87	2.0%	414	2.8%	252	2.5%	664	2.4%
General and administrative (US)	2,725	61.2%	2,328	15.8%	20,725	202.8%	4,377	15.8%
General and administrative (China)	176	3.9%	249	1.7%	427	4.2%	(505)	(1.8)%
Total operating expenses	2,988	67.1%	2,991	20.3%	21,404	209.5%	4,536	16.4%

Income (loss) from operations (US)	(2,224)	(49.9)%	(661)	(4.5)%	(20,853)	(204.1)%	(888)	(3.2)%
Income (loss) from operations (China)	(176)	(3.9)%	(250)	(1.7)%	(427)	(4.2)%	504	1.8%
Equity in income of solar project companies	239	5.4%	367	2.5%	299	2.9%	435	1.6%
Gain on debt extinguishment	222	5.0%	-	0.0%	276	2.7%	13	0.0%
Gain on early termination of lease	-	0.0%	-	0.0%	77	0.8%	4	0.0%
Interest income	141	3.2%	26	0.2%	157	1.5%	35	0.1%
Interest (expense)	(385)	(8.7)%	(449)	(3.0)%	(769)	(7.5)%	(848)	(3.1)%
Other income (loss), net	(96)	(2.3)%	(400)	(2.8)%	(306)	(3.0)%	(80)	(0.2)%
Income (loss) before income taxes	(2,279)	(51.2)%	(1,367)	(9.3)%	(21,546)	(210.9)%	(825)	(3.0)%
Income tax provision (benefit)	(115)	(2.6)%	491	3.3%	(110)	(1.1)%	290	1.0%
Net income (loss)	(2,164)	(48.6)%	(1,858)	(12.6)%	(21,436)	(209.8)%	(1,115)	(4.0)%
Currency translation adjustment	(65)	(1.5)%	(622)	(4.2)%	(273)	(2.6)%	(402)	(1.5)%
Comprehensive income (loss)	$(2,229)	(50.1)%	$(2,480)	(16.8)%	$(21,709)	(212.4)%	$(1,517)	(5.5)%

Three and Six Months Ended June 30, 2024 and 2023

The following table set forth information relating to our revenue and gross profit results for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenue:
Solar energy sales (US)	$3,131	$13,978	$(10,847)	(77.6)%	$7,775	$26,029	$(18,254)	(70.1)%
LED sales (US)	1,230	635	595	93.7%	2,248	1,302	946	72.7%
Financing (US)	93	140	(47)	(33.6)%	195	291	(96)	(33.0)%
Total revenues	4,454	14,753	(10,299)	(69.8)%	10,218	27,622	(17,404)	(63.0)%
Cost of revenue:
Solar energy sales	2,548	12,086	(9,538)	(78.9)%	8,082	22,461	(14,379)	(64.0)%
LED sales	1,318	586	732	124.9%	2,012	1,008	1,004	99.6%
Total cost of revenues	3,866	12,672	(8,806)	(69.5)%	10,094	23,469	(13,375)	(57.0)%
Gross profit	$588	$2,081	$(1,493)	(71.7)%	$124	$4,153	$(4,029)	(97.0)%

Revenues

Revenues for the three months ended June 30, 2024 were $4.5 million, a decrease of $10.3 million or 69.8% from $14.8 million in the three months ended June 30, 2023, all of which was generated by the United States segment. The decrease resulted from a $10.8 million decrease in solar energy and battery sales, offset with a $595,000 increase in LED sales. In our United States segment, our revenue from solar systems decreased from $14.0 million for the three months ended June 30, 2023 to $3.1 million for the three months ended June 30, 2024, a 77.6% decrease. As a result of the change in the net metering regulations in April 2023 from NEM 2.0 to NEM 3.0, the prior period sales reflected a significant surge in the consumer demand for solar energy systems for which orders were placed prior to NEM 3.0 becoming effective, generating a backlog of orders which were mostly filled in 2023.  The dramatic decrease in revenue in the three months ended June 30, 2024 also reflects the continued decrease in consumer demand for solar energy systems due to higher interest rates leading to higher borrowing costs as well as the ongoing economic inflation, the effect of which diminishes the appeal of solar as a cost-saving investment for the consumers, which are also experienced by the entire solar industry. The decrease in the solar energy and battery sales in the three months ended June 30, 2024 reflects a 74.7% decrease in the number of systems completed and a 83.6% decrease in the wattages deployed. The number of completed systems and the wattages deployed in the three months ended June 30, 2023 reflects incremental business resulting from customers signing solar contracts for solar systems prior to the April 2023 NEM 2.0 deadline in California. The decrease in the three months ended June 30, 2024 were also impacted adversely by an increase in interest rates and economic inflation, contributing to decreases in consumer demand for solar energy systems. During the three months ended June 30, 2024 and 2023, our battery sales were $374,000 and $347,000, respectively. Battery sales refer to the sale of batteries sold other than as part of a solar system.

Revenues for the six months ended June 30, 2024 were $10.2 million, a decrease of $17.4 million or 63.0% from $27.6 million in the six months ended June 30, 2023, all of which was generated by the United States segment. The decrease resulted from a $18.3 million decrease in solar energy and battery sales, offset with a $946,000 increase in LED sales. Our revenue from solar systems decreased from $26.0 million for the six months ended June 30, 2023 to $7.8 million for the six months ended June 30, 2024, a 70.1% decrease. As a result of the change in the net metering regulations in April 2023 from NEM 2.0 to NEM 3.0, the prior period sales reflected a significant surge in the consumer demand for solar energy systems generating a backlog of orders which were mostly filled in 2023. The dramatic decrease in revenue in the six months ended June 30, 2024 also reflects the continued decrease in consumer demand for solar energy systems due to higher interest rates leading to higher borrowing costs as well as the ongoing economic inflation, the effect of which diminishes the appeal of solar as a cost-saving investment for the consumers, which are also experienced by the entire solar industry.   The decrease in the solar energy and battery sales in the United States segment in the six months ended June 30, 2024 reflects a 68.6% decrease in the number of systems completed and a 76.8% decrease in the wattages deployed. The number of completed systems and the wattages deployed in the six months ended June 30, 2023 reflects incremental business resulting from customers signing solar contracts for solar systems prior to the April 2023 effectiveness of NEM 3.0 deadline in California. The decreases in the six months ended June 30, 2024 were also impacted adversely by  an increase in interest rates and economic inflation, contributing to decreases in consumer demand for solar energy systems. During the six months ended June 30, 2024 and 2023, our battery only sales were $608,000 and $734,000, respectively. Battery sales refer to the sale of batteries sold other than as a part of a solar system.

We expect the revenue from our residential sales to decrease in 2024, but we are looking to offset most, or all, of the decrease with commercial sales and, commencing in the second quarter of 2024, sales to residential customers through third party leasing companies which can offer favorable terms to customers when compared with third party financing during a time of high interest rates.

During the six months ended June 30, 2024 and continuing through the date of this quarterly report, we did not generate any revenue in the China segment because there are no projects under construction as a result of the strict lockdown in China through the end of 2022 resulting from the resurgence of the pandemic, as a result of which we have not been able to negotiate new contracts with SPIC since the last project, which was completed in June 2021. Because we currently do not have any projects under contract for our China segment, we have neither revenue nor cost of revenue for our China segment for the three and six months ended June 30, 2024 and 2023.

Our LED revenue increased by $595,000 or 93.7% to $1.2 million for the three months ended June 30, 2024 from $635,000 for the three months ended June 30, 2023, and by $946,000, or 72.7%, to $2.2 million for the six months ended June 30, 2024 from $1.3 for the six months ended June 30, 2023, primarily resulting from the increase in the number of LED projects. LED revenues include LED product sales and LED consulting revenues and are expected to continue to fluctuate based on the number of LED projects awarded which is based on the bidding process and specific customer purchase requirements and timing. The revenue trend from our LED business therefore tends to fluctuate period to period.

We have not originated any loans to our solar customers since early 2020.  As a result, our finance revenue for the three months ended June 30, 2023 and 2023 was $93,000 and $140,000, respectively, and for the six months ended June 30, 2024 and 2023 was $195,000 and $291,000, respectively, from our portfolio of solar loans.  Finance revenue will decrease as loans in our portfolio are paid and not replaced by new loans.

Cost of revenue and gross profit

During the six months ended June 30, 2024, we recognized a one-time non-cash stock-based compensation expense of approximately $1.3 million in cost of revenue as a result of performance options vesting upon our initial public offering on February 12, 2024. Excluding this one-time stock-based compensation expense cost of revenue for our United States segment decreased 69.5% from $12.7 million in the three months ended June 30, 2023 to $3.9 million in the three months ended June 30, 2024, and  62.4% from $23.5 million in the six months ended June 30, 2023 to $8.8 million in the six months ended June 30, 2024, primarily as a result of the decrease in revenue, although the decrease in cost of revenue was not as great as the decrease in revenue as discussed below. Gross margin decreased to 13.2% for the three months ended June 30, 2024 from 14.1% in the three months ended June 30, 2023,  and 1.2% for the six months ended June 30, 2024 from 15.0% in the six months ended June 30, 2023, primarily as result of the decreased sales in the current period while the labor components of the cost remain fixed which adversely impacted the gross margin. We have no cost of revenue with respect to interest income on customer loans. Our China segment had no revenue and no cost of revenue for the three months ended June 30, 2024 and 2023, and the six months ended June 30, 2024 and 2023.

Excluding the stock-based compensation expense, our overall gross margin for the three months ended June 30, 2024 would be 13.2% compared to 14.1% in the three months ended June 30, 2023, and for the six months ended June 30, 2024 was 13.6% compared to 15.0% in the six months ended June 30, 2023.

Operating expenses

Sales and marketing expenses for the three months ended June 30, 2024 decreased to $87,000, a decrease of $327,000 or 79.0% from $414,000 in the comparable period of 2023. Sales and marketing expenses were 2.0% of revenue for the 2024 compared to 2.8% for the three months ended June 30, 2023. Sales and marketing expenses for the six months ended June 30, 2024 decreased for our United States segment to $252,000, a decrease of $412,000, or 62.0%, from $664,000 in the comparable period of 2023. Sales and marketing expenses in the United States were 2.5% of revenue for the six months ended June 30, 2024 compared to 2.4% for the six months ended June 30, 2023. Our sales and marketing expenses in the United States may fluctuate from time to time based on the types of marketing and promotion initiatives we deploy. Due to the nature of our EPC business in our China segment, the EPC contracts for solar farm projects are generally obtained through customer relationship with just a few corporate customers, with substantially all revenues for our China segment since the second half of 2019 being generated by agreements with SPIC, Accordingly, our China segment did not incur sales and marketing expenses for the three and six months ended June 30, 2024 and 2023.

General and administration expenses for the United States segment for the three months ended June 30, 2024 increased $398,000 or 17.1% to $2.7 million compared to $2.3 million for the three months ended June 30, 2023, representing 61.2% of revenue for the three months ended June 30, 2024 compared to 15.8% of revenue for the three months ended June 30, 2023.  The quarter to quarter increase reflects the expected increase in compliance costs associated with being a publicly-traded company beginning in February 2024 and the incremental compensation related to full-time headcounts as we hired employees in 2023 to manage sales though dealers who are selling on the Company’s behalf. The increase in the percentage in the three months ended June 30, 2024 is primarily attributed to the large decline in revenue in this period compared to the prior period.

During the six months ended June 30, 2024, our United States operations recognized a one-time stock-based compensation expense of approximately $15.9 million in general and administrative expense as a result of performance options vesting upon our initial public offering in February 2024. Excluding the stock-based compensation expense, general and administrative expenses for the United States segment for the six months ended June 30, 2024 increased by $403,000 to $4.8 million compared to $4.4 million for the six months ended June 30, 2023. General and administrative expenses were 15.8% of revenue for the six months ended June 30, 2023, compared to 46.8% for the six months ended June 30, 2024. We expected an overall increase in general and administrative expenses in 2024 as a result of the cost of compliance and other regulatory costs associated with being a public reporting company. All of our corporate overhead, other than overhead directly related to the China segment, is allocated to the United States segment.

General and administrative expenses relating to the China segment were $175,000 in the three months ended June 30, 2024 compared to $250,000 in the three months ended June 30, 2023, and $427,000 in the six months ended June 30, 2024, as compared with $(504,000) in the six months ended June 30, 2023. During the six months ended June 30, 2023, we had a $1.1 million recovery of previously reserved receivable on one of our projects for SPIC as a result of the settlement of a legal proceeding.

We recognized a one-time stock-based compensation expense for the six months ended June 30, 2024 of approximately $17.2 million as a result of elimination of a forfeiture provision in outstanding options to purchase 5,898,137 shares of common stock at an average exercise price of $5.01 as a result of the completion of our initial public offering.

Income (loss) from operations

As a result of the factors described above, our loss from operations for the United States segment was $2.2 million for the three months ended June 30, 2024 , compared to a loss from operations of $661,000 for the three months ended June 30, 2023, and a loss from operations of $20.9 million for the six months ended June 30, 2024, compared to a loss of $888,000 in the six months ended June 30, 2023. Our loss from operations for the China segment was $175,000 for the three months ended June 30, 2024, compared to a loss from operations of $250,000 for the three months ended June 30, 2023, and a loss from operations of $427,000 for the six months ended June 30, 2024, compared to income from operations of $504,000 in the six months ended June 30, 2023.

The consolidated loss from operations was $2.4 million for the three months ended June 30, 2024 compared to a consolidated loss from operations of $911,000 for the three months ended June 30, 2023, and a consolidated loss from operations of $21.3 million for the six months ended June 30, 2024 compared to a consolidated loss from operations of $383,000 for the six months ended June 30, 2023.

Equity in income (loss) from unconsolidated entities

Equity in income from unconsolidated entities relates to our China segment and comprises the equity in income from three unconsolidated project companies in which we have a non-controlling 30% interest. The equity in income reported for the three months ended June 30, 2024 was $239,000 compared to $367,000 in the three months ended June 30, 2024, a decrease of $(129,000) or 35.0%. The equity in income reported for the six months ended June 30, 2024 was $299,000 compared to $435,000 in the six months ended June 30, 2023, a decrease of $136,000 or 31.3%. The change period over period correlates with the lower power production in the Guizhou region in China, which can vary from year to year depending on the weather.

Gain on debt extinguishment

Gain on debt extinguishment for the three months ended June 30, 2024 was $222,000 and for the six months ended June 30, 2024 was $276,000. During the three months ended June 30, 2024, we exchanged six 3% secured EB-5 notes payable to related party in the total principal amount of $3.0 million to 4% convertible notes, resulting in gain on debt extinguishment of approximately $80,000, and settled $500,000 of 4% convertible note for a gain of approximately $142,000. During the six months ended June 30, 2024, we exchanged $5.0 million of secured EB-5 notes payable to related party to 4% convertible notes in the same principal amount, resulting in gain on debt extinguishment of $134,000, and settled $500,000 principal amount of 4% convertible note for a gain of approximately $142,000. The gain on debt extinguishment for the three months ended June 30, 2023 was zero and for the six months ended June 30, 2023 was $13,000, representing the gain on exchange of $500,000 principal amount of EB-5 notes for a convertible note in the same principal note.

Interest expense, net

Interest expense, net, for the three months ended June 30, 2024 was $244,000, a decrease of $179,000 or 42.4%, from the three months ended June 30, 2023. Interest expense, net, for the six months ended June 30, 2024 was $612,000, a decrease of $201,000, or 24.7%, from the six months ended June 30, 2023. Our interest expense in the six months ended June 30, 2024 primarily includes interest at 3% on two loans from related parties in the United States with a total principal balance of $12.0 million at March 31, 2024, interest at 4% on convertible notes issued to former limited partners of CEF in transactions in which the former limited partners of CEF accepted a 4% convertible note issued by SolarMax and the subsidiary that borrowed the funds from CEF with an aggregate principal balance of $16.1 million at June 30, 2024,  interest at 8% on promissory notes issued to SMX Property (a related party) due in October 2024 with a principal balance of $1.4 million at June 30, 2024, interest at 6% on a promissory note issued to an unrelated individual due in December 2024 with a principal balance of $2.0 million at June 30, 2024, and interest at 12% on a promissory note issued to an unrelated investment company due in November 2024 with a principal balance of $900,000. The convertible notes issued to the former limited partners of CEF were issued as payment of the former limited partner’s capital account in CEF and replace debt of an equal amount that had been due to CEF. The notes are secured by the same collateral as the notes to CEF.

Other income (expenses), net

During the three months ended June 30, 2024, other expense was $97,000 consisting of $66,000 of foreign currency transaction loss for our United States segment intercompany receivable denominated in the Chinese currency, and a $30,000 loss associated with the write-off of legal settlement receivable as a result of the debtor's bankruptcy. During the three months ended June 30, 2023, other expense was $401,000 consisting of $585,000 of foreign currency transaction loss for our United States segment intercompany receivable denominated in the Chinese currency, offset with a $184,000 of other income primarily in the China segment related to interest received on Yilong 1.

During the six months ended June 30, 2024, other expense was $306,000 consisting primarily of a $291,000 of foreign currency transaction loss for our United States segment intercompany receivable denominated in the Chinese currency, a $30,000 loss associated with the write-off of legal settlement receivable as a result of the debtor's bankruptcy, and a gain on disposal of property in the amount of $14,000. During the six months ended June 30, 2023, other expense was $82,000, consisting primarily of  $264,000 of gain on insurance settlement related the fire claim at the Riverside headquarters for the United States segment, $48,000 of income related to the foreign currency transaction gain for our United States segment intercompany receivable denominated in the Chinese currency, offset with $17,000 of expense related to a legal settlement involving a former employee.

Income tax benefit (provision)

For the three months ended June 30, 2024 and 2023, our United States segment reported an income tax expense of $0 and $0, respectively, attributable to state minimum tax liabilities. For the six months ended June 30, 2024 and 2023, our United States segment reported an income tax expense of $6,000 and $6,000, respectively, attributable to state minimum tax liabilities.

For the China segment, an income tax benefit of approximately $115,000 and an expense of $491,000 was reported for the three months ended June 30, 2024 and 2023, respectively. For the China segment, an income tax benefit of approximately $116,000 and an expense of $284,000 was reported for the six months ended June 30, 2024 and 2023, respectively, arising from profitable operations subject to China income tax.

Net income (loss)

As a result of the foregoing, we had consolidated net loss of $2.2 million or $(0.05) per share (basic and diluted) for the three months ended June 30, 2024, compared with a consolidated net loss of $1.9 million or $(0.05) per share (basic and diluted) for the three months ended June 30, 2023.

As a result of the foregoing, we had consolidated net loss of $21.4 million, or $(0.50) per share (basic and diluted), for the six months ended June 30, 2024, compared with a consolidated net loss of $1.1 million, or $(0.03) per share (basic and diluted), for the six months ended June 30, 2023.

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

As a result of foreign currency translations, which are non-cash adjustments, we reported net foreign currency translation losses of $65,000 and $622,000 for the three months ended June 30, 2024 and 2023, respectively, and losses of $273,000 and $401,000 for the six months ended June 30, 2024 and 2023, respectively.

 Liquidity and Capital Resources

The following tables show consolidated cash flow information for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,		$ Increase (Decrease)
	2024	2023
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$(8,022)	$(1,384)	$(6,638)
Net cash provided by (used in) investing activities	(7,674)	(6)	(7,668)
Net cash provided by (used in) financing activities	14,216	640	13,576
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,220)	(152)	(1,068)
Net increase (decrease) in cash and cash equivalents and restricted cash excluding foreign exchange effect	$(1,480)	$(750)	$(730)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $8.0 million, compared to net cash used by operating activities for the six months ended June 30, 2023 of $1.4 million. The cash flow used in operations for the six months ended June 30, 2024, resulting from our net loss of $21.4 million, increases in non-cash expense principally from increases of $17.2 million in stock-based compensation expenses, and $729,000 of an increase in amortization of operating lease right-of-use assets.  During the six months ended June 30, 2024, our operating assets and liabilities used $4.3 million in cash.

Net cash used by operations for the six months ended June 30, 2023 of $1.4 million resulted from net loss of $1.1 million, increased by a $5.8 million decrease in cash from contract assets, $3.3 million decrease in cash from other receivables and current assets, with an offset from $713,000 increase in cash from accounts receivable, $2.1 million increase in cash from customer loans receivable, $1.3 million increase in cash from inventories, $28,000 increase in cash from other assets, $1.5 million increase in cash from accounts payable, $677,000 decrease in cash from operating lease liabilities, $5.1 million increase in cash from contract liabilities, $1.9 decrease in cash from accrued expenses and other payables, and $225,000 decrease in cash from other liabilities. We expect the fluctuations of working capital over time to vary based on the construction status and the related contractual billings of the projects in progress.

Non-cash adjustments changes:

●	$136,000 net increase resulting from equity in income from our equity investments.

●	$10,000 net decrease in depreciation and amortization expense which includes loan and debt discounts amortization.

●	$262,000 net decrease from the reduction in gain on debt extinguishment.

●	$14,000 decrease from the reduction in gain on disposal of property and equipment.

●	$73,000 decrease from the gain on early termination of leases

●	$273,000 decrease in expenses associated with loss provisions for bad debts, loan losses, inventories, warranty, customer care and production guaranty.

●	$58,000 increase in deferred income taxes.

Changes in operating assets and liabilities:

●	$3.1 million increase in net cash inflow from accounts receivable, other receivables and current assets

●	$1.5 million decrease in net cash inflow from inventories.

●	$917,000 decrease in net cash inflow from customer loans receivable.

●	$2.8 million decrease in cash inflows from accounts payable.

●	$1.5 million decrease in cash from accrued expenses and other payables and other liabilities.

●

$5.1 million decrease in net cash from contract liabilities related to projects for which the performance obligations have not been satisfied under the revenue recognition standard which became effective January 1, 2019.

●

$5.7 million increase in net cash  from contract assets related to projects for which the performance obligations have not been satisfied under the revenue recognition standard which became effective January 1, 2019.

●	$40,000 decrease in net cash from operating lease liabilities.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2024 was approximately $7.7 million, representing a portion of the net proceeds of our initial public offering, consisting of  $7.7 million short-term investment in three promissory notes (of which $688,000 relates to the China segment), offset by $14,000 of cash proceeds received from disposal of property and equipment. Net cash used by investing activities for the six months ended June 30, 2023 was 6,000, consisting of cash received of $22,000 related to the disposal of property and equipment, offset by $28,000 used in the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $14.2 million, consisting of $18.6 million of net cash proceeds from the initial public offering completed in February and March 2024, $0.9 million loan proceeds from a new short term borrowing, offset by $5.0 million principal payments on convertible notes in the United States segment, and $8,000 payment on equipment leases in the United States segment.

Net cash provided by financing activities for the six months ended June 30, 2023 was $640,000, consisting of $3.7 million principal payments on convertible notes in the United States segment, $27,000 payments on other borrowings and equipment leases in the United States segment, and $2.3 million payment to Uonone, offset by $6.8 million of proceeds from Uonone, related to legal settlement received by SolarMax on Uonone’s behalf in the China segment.

Cash and Cash Equivalents and Restricted Cash

The following table sets forth, our cash and cash equivalents and restricted cash held by our United States and China segments at June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023

US Segment
Insured cash	$865	$819
Uninsured cash	519	813
	1,384	1,632
China Segment
Insured cash	212	296
Uninsured cash	77	966
	289	1,262
Total cash and cash equivalents & restricted cash	1,673	2,894
Less: Cash and cash equivalents	1,360	2,539
Restricted cash	$313	$355

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

We invested $7,000,000 from the proceeds of our initial public offering in an 8% promissory note issued by Webao Limited, a Hong Kong based social media company.  The initial maturity was June 1, 2024 and it was extended  to September 25, 2024.  Our China segment invested RMB 5,000,000, or approximately $688,000, in a 5% note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd., a PRC-based company.  The initial maturity was June  25, 2024 and it was extended at the request of  the maker to September 25, 2024.  These notes are shown on our balance sheet as short-term investments. Maintaining any significant portion of our cash in non-financial institutions, which do not have any of the protections provided United States banks, is subject to adverse conditions in the financial or credit markets, which could impact access to our invested cash and could adversely impact our operating liquidity and financial performance.

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

In June 2024, our United States LED subsidiary signed a short-term promissory note maturing in November 2024 with an unrelated investment company to borrow $900,000 at a fixed interest rate of 12% for working capital purposes.

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

The loans from CEF and CEF II become due, as to the investment of each limited partner, four years from the date of the loan and may be extended as may be necessary to meet applicable USCIS immigrant investor visa requirements, which will be the date that the limited partner is eligible for a green card. Under the limited partnership agreements for CEF and CEF II, the limited partners have the right to demand repayment of their capital account when the petition is approved, which demand may trigger a maturity of the loan from CEF or CEF II in the amount of the limited partner’s investment. The initial four-year term of notes in the principal amount of $55.5 million, which were issued to CEF and CEF II, and had expired prior to December 31, 2023 and are on extension until the limited partners meet applicable immigrant investor visa requirements. We cannot determine the period of the extensions. As of June 30, 2024, limited partners whose capital contributions funded loans of $41.5 million had received their green card approval and their extensions expired and one limited partner whose capital contribution funded $500,000 had withdrawn from CEF II and the limited partner’s capital contribution was returned. The petitions of limited partners of CEF whose capital contribution funded loans of $3.5 million are pending.

As the loans matured and the limited partners requested return of their capital contribution, we offered the limited partners, in lieu of the payment by the limited partnership, a convertible note with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to CEF. As of June 30, 2024, we had issued convertible notes in the principal amount of $36.5 million to former limited partners of CEF, of which principal payments of $19.75 million had been made on the anniversary of the respective dates of issuance, and convertible notes in the principal amount of $2.5 million had been purchased by us for $1.77 million, leaving convertible notes in the principal amount of $14.25 million outstanding. As of June 30, 2024, notes to CEF and CEF II in the aggregate principal amount of $12.0 million were outstanding.

Other Debt Obligations

We have a loan for $2.0 million from an unrelated party bearing interest rate at 6% per annum which becomes due at December 31, 2024. This loan had been extended periodically since the original maturity date of April 30, 2021.

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

Contractual Obligations

Borrowings

Principal maturities for the financing arrangements as of June 30, 2024 are as follows (dollars in thousands):

For the year ending December 31,	Bank and Other Unsecured Loans	EB5 Related Party Loans	Notes Payable - Related Party	Convertible Notes	Total
2024 (remainder of)	$2,900	$4,000	$1,359	$3,980	$12,239
2025	-	4,000	-	6,090	10,090
2026	-	4,000	-	2,890	6,890
2027	-	-	-	1,490	1,490
2028	-	-	-	1,000	1,000
Thereafter	-	-	-	600	600
Total	$2,900	$12,000	$1,359	$16,050	$32,309

Operating Leases

Future minimum lease commitments for office facilities and equipment for each of the next five years as of June 30, 2024, are as follows (dollars in thousands):

For the year ending December 31,	Total
2024 (remainder of)	$861
2025	1,726
2026	1,768
Total	$4,355

Employment Agreements

On October 7, 2016, we entered into an employment agreement with our chief executive officer, David Hsu, for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreements provide for an annual salary with an increase of not less than 3% and an annual bonus in restricted stock and cash equal to a specified percentage of consolidated revenues for each year. Mr. Hsu’s annual salary for 2023 was $716,431, and his salary for 2024 is at the annual rate of $737,924. We also owe Mr. Hsu $675,000 as the cash payment in connection with his exchange of 1,348,213 restricted shares of common stock for options to purchase 1,428,432 shares of common stock at $5.01 per share and a cash payment of $675,000, which was initially payable by December 15, 2019 and has been extended and is now due commencing on February 27, 2025 in twelve equal monthly installments. In addition, at June 30, 2024, we owed Mr. Hsu $1,833,378, representing deferred salary from 2019, 2020, 2021, 2022, 2023, and 2024 and cash bonuses deferred from 2017 and 2018. Mr. Hsu waived his bonus for 2019, 2020, 2021, 2022, and 2023 as part of the suspension of incentive programs for key employees, and he agreed that the $1,833,378 deferred salary and bonus be paid in twelve equal monthly installments with the first payment becoming due on February 27, 2025.

Cash Requirements

We require substantial funds for our business, and we believe that the cash and cash equivalents and short-term investment, together with cash generated by our operations should enable us to meet our cash requirements for at least the twelve months from the date of this report. However, we cannot assure you that we will not require additional funds to meet our commitments or that funds will be available on reasonable terms, if at all. We have significant debt obligations which mature or may mature during the next year. We have extended our loan obligation to an unrelated third party for $2.0 million to December 31, 2024 and, with respect to the loans made under the EB-5 program, as described above, we are seeking to refinance the loans through the issuance of secured subordinated convertible notes to the limited partners of the lenders. We also have obligations to Mr. Hsu described above, approximately $2.5 million of which will be paid in twelve equal monthly installments with the first payment becoming due on February 27, 2025. We cannot assure you that we will be able to negotiate extensions to our loans or refinancing of our EB-5 debt. The willingness of the limited partners of CEF and CEF II to accept convertible notes rather than a cash payment of their investment in the limited partnership may be affected by their perception of our performance and the performance of our common stock as well as their perception that they could get a more favorable result with litigation. We cannot assure you that such financing will be available on acceptable, if any terms, which would impair our ability to develop our business. Our financial statements for the year ended December 31, 2023 have a going concern paragraph.

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

Impairment assessment of goodwill

Nature of Estimates Required

We assess the carrying value of our long-lived assets and related intangibles for impairment at least annually and also whenever events or changes in circumstances indicate that the carrying value of the long-lived asset, or group of assets, may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the long-lived assets to the respective estimated future undiscounted cash flows. The estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If our analysis indicates that the carrying value of the long-lived assets is not recoverable on an undiscounted cash flow basis, it recognizes an impairment charge for the amount by which the carrying value exceeds the fair value of the long-lived asset.

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

Our China segment did not complete any new projects in 2021, 2022 or 2023; however, we believe it is more likely than not that the fair value of our China segment is greater than its carrying value because we believe that we will generate business in 2024 or early 2025 from SPIC and/or other PRC potential customers with which we are engaged in negotiations.

Because of the COVID restrictions, we were not able to complete negotiation for new projects with SPIC and with one other potential customer. In China, in order for us both to generate business and collect receivables, we need to have face-to-face meetings with the representatives of SPIC or any other potential customers rather than remote meetings such as Zoom. These negotiations were initially deferred from late 2021 until 2022 and further deferred to 2023 as a result of COVID restrictions. We are now engaged in negotiations with respect to new projects for our China segment. In addition, our negotiations were impacted by a temporary spike in panel prices in China, which began to moderate in 2022. Despite the interruption of COVID in China, we believe that the macroeconomic conditions for the solar market in China continues to be strong. China remains the number one market in the world for photovoltaic systems, which includes the solar farms of the type that our China segment designs and builds for third parties. As COVID restrictions eased in late 2022, discussions, negotiations, design work and permitting on potential projects resumed in the first quarter of 2023, although, as of the date of this report, we have not entered into any agreements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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

SOLARMAX TECHNOLOGY, INC

Date: August 14, 2024	By:	/s/ David Hsu
David Hsu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen Brown
Stephen Brown, Chief financial Officer
(Principal Financial Officer)

