Form 10-Q
period 2024-09-30
SolarMax Technology, Inc.
filed 2024-11-14
CIK 1519472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 45,284,010 shares outstanding as of November 14, 2024.

		Page
Part I. Financial Information
Item 1.	Index to Consolidated Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	6
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56
Part II. Other Information		57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 5.	Other Information	57
Item 6.	Exhibits	57
Signatures		58

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

Part I - Financial Information

Item 1. Unaudited Financial Statements

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$871,415	$2,539,312
Restricted cash, current	4,920	-
Accounts receivable, net	4,591,478	4,176,322
Short-term investments, held to maturity	7,712,877	-
Contract assets, net	458,393	549,118
Receivable from SPIC and project companies	3,758,622	3,728,865
Customer loans receivable, current, net	1,421,867	2,212,574
Inventories, net	1,515,391	1,341,397
Other receivables and current assets, net	3,834,271	5,373,997
Total current assets	24,169,234	19,921,585
Property and equipment, net	220,139	291,416
Operating lease right-of-use assets	3,549,681	5,411,820
Goodwill	-	7,584,779
Investments in unconsolidated solar project companies	10,341,988	9,698,308
Customer loans receivable, noncurrent, net	3,491,600	4,322,942
Deferred tax assets	73,032	189,226
Restricted cash, noncurrent	275,533	354,504
Other assets	924,364	880,621
Total assets	$43,045,571	$48,655,201

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,745,255	$3,384,195
Operating lease liabilities, current	1,535,127	1,497,555
Unsecured loans, current	2,900,000	2,000,000
Secured loans from related parties, current	7,858,658	11,358,658
Secured convertible notes, current	9,180,000	8,680,000
Accrued expenses and other payables	13,500,981	16,480,896
Total current liabilities	37,720,021	43,401,304
Operating lease liabilities, noncurrent	2,120,365	4,078,569
Secured loans from related parties, noncurrent, net of debt discount and issuance costs	5,000,000	7,000,000
Secured convertible notes, noncurrent, net of debt discount and issuance costs	6,784,756	7,269,768
Other liabilities	2,358,053	2,793,388
Total liabilities	53,983,195	64,543,029
Commitments and contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.001 per share; 297,225,000 shares authorized, 46,532,355 and 40,983,881 shares issued as of September 30, 2024 and December 31, 2023, respectively, and 45,284,010 and 39,735,536 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	46,532	40,984
Additional paid-in capital	91,889,316	55,786,634
Treasury stock, at cost, 1,248,345 shares at September 30, 2024 and December 31, 2023	(1,808,889)	(1,808,889)
Accumulated deficit	(99,682,710)	(68,623,969)
Accumulated other comprehensive loss	(1,381,873)	(1,282,588)
Total stockholders’ deficit	(10,937,624)	(15,887,828)
Total liabilities and stockholders’ deficit	$43,045,571	$48,655,201

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenues	$6,331,606	$14,273,607	$16,549,981	$41,895,547
Cost of revenues (includes stock-based compensation expense of $0 and $1,264,690 for the three and nine months ended September 30, 2024, respectively)	5,074,267	10,225,256	15,168,966	33,694,304
Gross profit	1,257,339	4,048,351	1,381,015	8,201,243
Operating expenses:
General and administrative (includes stock-based compensation expense of $1,325,896 and $17,271,494 for the three and nine months ended September 30, 2024, respectively)	3,680,853	2,828,196	24,832,708	6,700,705
Selling and marketing	140,017	299,706	392,146	963,547
Goodwill impairment	7,463,775		7,463,775
Total operating expense	11,284,645	3,127,902	32,688,629	7,664,252
Operating income (loss)	(10,027,306)	920,449	(31,307,614)	536,991
Other income (expense):
Interest income	206,342	18,139	363,445	53,212
Interest expense	(399,461)	(329,094)	(1,168,690)	(1,177,442)
Equity in income of solar project companies	253,861	451,552	552,843	886,836
Gain on debt extinguishment	13,410	-	289,318	13,410
Gain on early termination of lease	-	-	77,207	4,212
Other income (expense), net	387,235	263,418	81,478	181,530
Total other income (expense)	461,387	404,015	195,601	(38,242)
Income (loss) before income taxes	(9,565,919)	1,324,464	(31,112,013)	498,749
Income tax provision (benefit)	56,811	(140,899)	(53,272)	148,866
Net income (loss)	$(9,622,730)	$1,465,363	$(31,058,741)	$349,883
Net income (loss) per share
Basic	$(0.21)	$0.04	$(0.71)	$0.01
Diluted	$(0.21)	$0.04	$(0.71)	$0.01
Weighted average shares used to compute net income (loss) per share
Basic	45,160,314	39,735,536	43,878,255	39,735,536
Diluted	45,160,314	40,025,153	43,878,255	40,025,153

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net income (loss)	$(9,622,730)	$1,465,363	$(31,058,741)	$349,883
Other comprehensive income (loss)
Foreign currency translation adjustments	173,249	(42,530)	(99,285)	(443,679)
Total comprehensive income (loss)	$(9,449,481)	$1,422,833	$(31,158,026)	$(93,796)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid- In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at June 30, 2024 (Unaudited)	-	$-	46,267,705	$46,268	$90,563,684	(1,248,345)	$(1,808,889)	$(90,059,980)	$(1,555,122)	$(2,814,039)
Vesting of restricted stock	-	-	264,650	264	(264)	-	-	-	-	-
Stock-based compensation					1,325,896					1,325,896
Net income (loss)	-	-	-	-	-	-	-	(9,622,730)	-	(9,622,730)
Currency translation adjustments	-	-	-	-	-	-	-	-	173,249	173,249
Balance at September 30, 2024 (Unaudited)	-	$-	46,532,355	$46,532	$91,889,316	(1,248,345)	$(1,808,889)	$(99,682,710)	$(1,381,873)	$(10,937,624)

	Preferred Stock		Common Stock		Additional Paid- In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at June 30, 2023 (Unaudited)	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(70,174,235)	$(1,568,672)	$(17,724,178)
Net income (loss)	-	-	-	-	-	-	-	1,465,363	-	1,465,363
Currency translation adjustments	-	-	-	-	-	-	-	-	(42,530)	(42,530)
Balance at September 30, 2023 (Unaudited)	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,708,872)	$(1,611,202)	$(16,301,345)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid- In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2023	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,623,969)	$(1,282,588)	$(15,887,828)
Vesting of restricted stock	-	-	264,650	264	(264)	-	-	-	-	-
Stock-based compensation	-	-	-	-	18,536,184	-	-	-	-	18,536,184
Shares issued for warrants exercised	-	-	207,311	207	(207)	-	-	-	-	-
Shares issued for options exercised	-	-	36,563	37	(37)	-	-	-	-	-
Initial public offering	-	-	5,039,950	5,040	18,571,997	-	-	-	-	18,577,037
Public offering costs previously capitalized	-	-	-	-	(1,004,991)	-	-	-	-	(1,004,991)
Net income (loss)	-	-	-	-	-	-	-	(31,058,741)	-	(31,058,741)
Currency translation adjustments	-	-	-	-	-	-	-	-	(99,285)	(99,285)
Balance at September 30, 2024 (Unaudited)	-	$-	46,532,355	$46,532	$91,889,316	(1,248,345)	$(1,808,889)	$(99,682,710)	$(1,381,873)	$(10,937,624)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2022	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(69,058,755)	$(1,167,523)	$(16,207,549)
Net income (loss)	-	-	-	-	-	-	-	349,883	-	349,883
Currency translation adjustments	-	-	-	-	-	-	-	-	(443,679)	(443,679)
Balance at September 30, 2023 (Unaudited)	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,708,872)	$(1,611,202)	$(16,301,345)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
Operating activities
Net income (loss)	$(31,058,741)	$349,883
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	71,289	143,677
Amortization of loan discounts on customer loan receivables	(2,314)	(48,782)
Amortization of convertible note discount and debt issuance costs	149,540	135,235
Amortization of operating lease right-of-use assets	1,093,898	1,069,146
Provision for (recovery of) credit losses and loan losses	22,750	70,507
Provision for excess and obsolete inventories	45,717	132,961
Provision for warranty and production guaranty	204,491	309,809
Equity in income of investment in excess of distribution received	(552,843)	(886,836)
Deferred income tax provision	114,909	216,626
Gain on disposal of property and equipment	(20,972)	(21,582)
Gain on debt extinguishment	(289,318)	(13,410)
Gain on early termination of lease	(77,207)	(4,212)
Stock-based compensation	18,536,184	-
Goodwill impairment	7,463,775	-
Changes in operating assets and liabilities:
Accounts Receivable	(431,539)	739,707
Contract Assets	90,725	(2,046,340)
Receivables from SPIC and project companies	-	374,556
Customer loans receivable	1,649,457	3,051,396
Inventories	(219,711)	1,635,007
Other receivables and current assets	883,756	(3,631,530)
Other assets	(43,743)	27,452
Accounts payable	(638,940)	1,409,828
Operating lease liabilities	(1,075,184)	(1,017,919)
Contract liabilities	-	2,294,866
Accrued expenses and other payables	(3,094,748)	(3,541,135)
Other liabilities	(639,826)	(1,138,104)
Net cash provided by (used in) operating activities	$(7,818,595)	$(389,194)

Investing activities
Purchase of short-term investments	$(7,712,877)	$-
Purchase of property and equipment	-	(27,999)
Proceeds from disposal of property and equipment	20,972	21,582
Net cash provided by (used in) investing activities	(7,691,905)	(6,417)
Financing activities
Payments on settlement	(276,269)	(276,269)
Net proceeds from initial public offering	18,577,037	-
Proceeds from note payable	900,000	-
Principal payment on convertible notes	(5,345,234)	(4,100,000)
Principal payment on borrowings	-	(27,472)
Payment on equipment capital lease	-	(12,315)
Payments related to Uonone acquisition contingency (Note 15)	-	(2,248,027)
Proceeds from Uonone acquisition contingency (Note 15)	-	6,686,040
Net cash provided by (used in) financing activities	13,855,534	21,957
Effect of exchange rate	(86,982)	396,373
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,741,948)	22,719
Cash, cash equivalents and restricted cash, beginning of year	2,893,816	4,168,951
Cash, cash equivalents and restricted cash, end of year	$1,151,868	$4,191,670

Supplemental disclosures of cash flow information:
Interest paid (received) in cash	$1,297,143	$1,022,341
Income taxes paid (received) in cash	$2,000	$301,166

Non-cash activities for investing and financing activities:
Convertible notes issued to unrelated parties in respect of EB-5 loans from related parties	$5,500,000	$500,000

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023 (Continued)

	As of September 30,
	2024	2023
	(Unaudited)
Cash balance at the beginning of the year:
Cash and cash equivalents	$2,539,312	$3,821,952
Restricted cash, noncurrent	354,504	346,999
	$2,893,816	$4,168,951

Cash balance at the end of the year:
Cash and cash equivalents	$871,415	$3,290,808
Restricted cash, current	4,920	548,381
Restricted cash, noncurrent	275,533	352,481
	$1,151,868	$4,191,670

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

1. Description of Business

SolarMax Technology, Inc. and subsidiary companies (the “Company”) is an integrated solar and renewable energy company. A solar energy system retains the direct current (DC) electricity from the sun and converts it to alternating current (AC) electricity that can be used to power residential homes and commercial businesses. The solar business is based on the ability of the users of solar energy systems to save on energy costs and reduce their carbon imprint as compared with power purchased from the local electricity utility company. The Company was founded in 2008 to engage in the solar business in the United States of America, where its business is primarily conducted.    The Company’s primary business consists of (i) the sale and installation of photovoltaic and battery backup systems for residential and commercial customers, (ii) financing the sale of its photovoltaic and battery backup systems, and (iii) sales of LED systems and services to government and commercial users.

In 2015, the Company acquired, through a subsidiary, Chengdu Zhonghong Tianhao Technology Co., Ltd. (together with its subsidiaries “ZHTH”), and Jiangsu Zhonghong Photovoltaic Electric Co., Ltd. (“ZHPV”), and commenced operations in the People’s Republic of China (the “PRC” or “China”). The Company’s business in the PRC has been primarily conducted through ZHTH and ZHPV, and their subsidiaries. The Company did not generate any revenue from its China segment since 2022, and the China segment does not have any projects or agreements as of the date of this report. During the quarter ended September 30, 2024, the Company performed a goodwill impairment assessment with respect to its China segment considering various factors and based primarily on the continued economic downturn in China that directly impacts the Company's ability to generate new businesses in the foreseeable future and the absence of any agreements or negotiations for agreements at September 30, 2024, The Company recognized impairment charge for the entire balance of the goodwill of $7.5 million for the three and nine months ended September 30, 2024.  The Company can give no assurance as to its ability to generate revenue from its China operations.

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

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 and for any other interim period or other future year.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company’s history of net losses and negative cash flow from operating activities, including its net loss and negative cash flow for the nine months ended September 30, 2024, along with its increased accumulated deficit and stockholders’ deficit raise substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2024, the Company reported a working capital deficit of approximately $13.6 million.  In addition, the Company’s accumulated deficit was approximately $99.7 million and the stockholders’ deficiency was approximately $10.9 million. In connection with these condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities, and significant current debt and a $7.5 million impairment with respect to the goodwill associated with the Company’s China segment.

As of September 30, 2024, the Company’s principal sources of liquidity consisted of approximately $871,000, of cash and cash equivalents, and estimated cash flow from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities are sufficient to meet the Company’s working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements, excluding approximately $19.9 million of debt that is due in the next twelve months which the Company is seeking to have exchanged for five year convertible notes. Management is focused on expanding the Company’s existing business, as well as its customer base to expand its marketing to commercial solar installations, including its continuing efforts to generate revenue for its China operations. The Company is looking to continue to negotiate an exchange of a large portion of the approximately $6.5 million of the current portion of long-term related party loans for convertible notes that mature in periods beyond one year. The Company cannot predict whether it will be successful in these efforts.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

As a result of the above, there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption, or obtain the exchange of any of its current debt for secured convertible debt and thus maintain sufficient cash balances for its planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. Revenue and cash flow from the Company’s China segment is irregular because of the timing of solar projects and the Company requires significant funds for its operations, particularly during periods when there is little or no revenue or cash flow from projects, and as of September 30, 2024, the Company did not have any agreements for its China segment and was not in negotiation with respect to any agreement. The Company may need to raise additional capital in the future. However, in view of the foregoing and the low price of the Company’s common stock and the possibility that the common stock may be delisted from Nasdaq, the Company cannot assure that it will be able to raise additional capital on acceptable terms, if at all.

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

Restricted Cash

Restricted cash includes cash held to collateralize ACH transactions and outstanding credit card borrowing facilities.

Restricted cash at September 30, 2024 and December 31, 2023 consisted of:

	September 30, 2024	December 31, 2023

Deposit held by a US financial institution as collateral for ACH transactions and business credit cards – US Segment	$280,453	$354,504
Less: current portion	(4,920)	-
Noncurrent portion	$275,533	$354,504

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

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of assets acquired and liabilities assumed. The Company’s goodwill was derived from the acquisitions of businesses in China in April 2015.

The Company reviews goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. The Company generally performs its impairment test of goodwill in the fourth quarter each year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. When assessing goodwill for impairment, the Company follows ASC Topic 350, Intangibles-Goodwill and Other. In determining the reporting unit’s fair value, the Company considers the underlying enterprise value and if necessary, the reporting unit’s discounted cash flow, which involves assumptions and estimates, including the reporting unit’s future financial performance, weighted-average cost of capital and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include a significant decline in the reporting unit’s financial results, a significant decline in the reporting unit’s enterprise value relative to its net book value, an unanticipated change in competition or market share and a significant change in the reporting unit’s strategic plans. For the Company’s goodwill annual testing, management determined that its reporting units are the same as its operating segments. Accordingly, the reporting unit for the goodwill annual testing is the PRC segment.

During the quarter ended September 30, 2024, the Company performed a goodwill impairment assessment considering various factors and based primarily on the continued economic downturn in China that directly impacts the Company's ability to generate new businesses in the foreseeable future, the absence of any agreements or negotiations with respect the China segment, and the significant decline in the market price of the Company's stock, the Company recognized impairment loss for the entire balance of the goodwill of $7.5 million for the nine months ended September 30, 2024.  No impairment loss was recognized for the nine months ended September 30, 2023.

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

There was no impairment loss on such systems for the nine months ended September 30, 2024 and 2023.

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

At September 30, 2024 and December 31, 2023, the Company has unconsolidated investments in the PRC related to its 30% non-controlling interests in three project companies for which it transferred a 70% interest in 2021.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

Because the Company’s investments include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any reporting period, the investment is reviewed to determine if the impairment is other than temporary. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company monitors its investments in unconsolidated entities periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2024 and 2023.

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

Quality Warranty for EPC Services

For the PRC segment, the Company provides construction quality warranty on Engineering, Procurement and Construction (“EPC”) services generally for one year after completion. The customer typically retains 3-5% of the contract price which will not be paid to the Company until the expiration of the warranty period which is accounted by the Company as retainage receivable. The Company currently provides a reserve for such potential liabilities based on a nominal percentage of project revenues for the PRC segment in the approximate amount of $250,000 and $249,000 as of September 30, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other liabilities. To date the Company has not incurred significant claims on the quality warranty. The liability is reversed when the warranty period expires.

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

Other Warranties

In 2016, as a result of the bankruptcy of a Chinese panel supplier from whom the Company purchased solar modules, the Company reclassified the liability related to unpaid retentions to warranty liability in the amount of $651,000. As of September 30, 2024 and 2023 , the Company had not received any claims against the liability.  Accordingly, the Company reversed the liability against cost of revenue during the third quarter of 2023.  See Note 13 - Accrued Expenses and Other Payables.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

The following table presents the fair value and carrying value of the Company’s cash equivalents, loans receivable and borrowings as of September 30, 2024:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Cash equivalents	$275,533	$-	$-	$275,533
Customer loans receivable	-	-	5,205,107	4,913,467
Short-term investments	-	7,712,877	-	7,712,877
Liabilities
Bank and other loans	-	2,900,000	-	2,900,000
Secured loans from related parties	-	-	10,870,771	11,500,000
Secured convertible debt	-	-	13,565,830	15,964,756

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

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

For contracts where the Company agreed to provide the customer with rooftop solar energy systems (including design, materials, and installation of the system) in addition to providing LED products and LED installation, these agreements may contain multiple performance obligations: 1) the combined performance obligation to design and install rooftop solar energy system; 2) the performance obligation to deliver the LED products; and, 3) the performance obligation to install the LED products. Topic 606 permits goods and services that are deemed to be immaterial in the context of a contract to be disregarded when considering performance obligations within an agreement. The Company will compare the standalone selling price of the installations and products to the total contract value to determine whether the value of these installations and products is quantitatively immaterial within the context of the contract. Similarly, these services may be qualitatively immaterial in the eyes of the customer. While the customer ordered these products and has received a separate quote for them, they may not be a material driving factor within the agreement for a solar energy system. Further, a reasonable person may not consider providing and installing LED products to be a material part of the arrangement to design and construct a large solar facility. If these products and services are determined to be immaterial within the context of the contract, they will be combined with the performance obligation to design and install the rooftop solar energy system. If management determines that the products and services are determined to be material to the overall project, they will represent a separate performance obligation.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

Loan Interest Income

In the U.S., in the past, the Company provided installment financing to qualified customers to purchase residential or commercial photovoltaic systems, energy storage systems, as well as LED products and services, and some of these loans remain outstanding. The Company has not entered into new loans since early 2020, and its revenues are from financing related to its existing loan portfolio. Customer loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by an allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the interest method. The interest method is applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Interest on loans generally continues to accrue until the loans are charged off. Premiums and discounts are recognized as yield adjustments over the term of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is not to hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value. There were no loans held-for-sale at September 30, 2024 and December 31, 2023.

The following table summarizes the Company’s revenue by business line by segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Solar energy and battery storage systems
Sales on non-installment basis	$3,493,895	$13,288,606	$10,545,625	$39,262,010
Third-party leasing arrangements	1,609,835	-	2,284,840	-
Operating lease revenues	17,770	19,719	55,410	62,054
Power purchase agreement revenues	10,470	17,112	21,529	30,332
Total solar energy and battery storage systems	5,131,970	13,325,437	12,907,404	39,354,396
LED projects	1,110,374	823,146	3,358,711	2,124,707
Financing related	89,262	125,024	283,866	416,444
Total revenues	$6,331,606	$14,273,607	$16,549,981	$41,895,547

Advertising Costs

The Company charges advertising and marketing costs related to radio, internet and print advertising to operations as incurred. Advertising and marketing costs for the three months ended September 30, 2024 and 2023 were approximately $140,000 and $300,000, respectively. Advertising and marketing costs for the nine months ended September 30, 2024 and 2023 were approximately $392,000 and $964,000, respectively.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. For the three and nine months ended September 30, 2024 and 2023, the Company did not incur any related interest and penalties.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of September 30, 2024 and December 31, 2023, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes.

Comprehensive Income (Loss)

The Company accounts for comprehensive income loss in accordance with ASC 220, Income Statement – Reporting Comprehensive Income (“ASC 220”). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of September 30, 2024 and December 31, 2023 is the currency translation adjustment.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are excluded from the computation of diluted earnings per share for the nine months ended September 30, 2024 because the effect would be antidilutive.

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

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

Foreign Currency

Amounts reported in the condensed consolidated financial statements are stated in U.S. dollars. The Company’s subsidiaries in the PRC use the Chinese RMB as their functional currency and all other subsidiaries use the U.S. dollar as their functional currency.

In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Losses on those foreign currency transactions of approximately $99,000 and $444,000 for the nine months ended September 30, 2024 and 2023, respectively, are included in other income (expense), net for the period in which exchange rates change.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has two operating and reporting segments (U.S. and PRC) as of September 30, 2024 and December 31, 2023.

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

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

3. Cash, Cash Equivalents and Restricted Cash

As of September 30, 2024 and December 31, 2023, insured and uninsured cash including the balance classified as restricted cash were as follows:

	September 30, 2024	December 31, 2023

US Segment
Insured cash	$887,131	$818,534
Uninsured cash	155,770	813,199
	1,042,901	1,631,733
China Segment
Insured cash	108,967	295,503
Uninsured cash	-	966,580
	108,967	1,262,083
Total cash and cash equivalents and restricted cash	1,151,868	2,893,816
Less: Cash and cash equivalents	871,415	2,539,312
Restricted cash	$280,453	$354,504

4. Accounts Receivable, net

The activity of the allowance for credit losses for accounts receivable for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023

Balance – beginning of period	$4,598	$1,185,046
Provision for credit losses	47,844	116,140
Recoveries	-	(1,266,474)
Effect of exchange rate	-	(21,463)
Balance – end of period	$52,442	$13,249

5. Short-term investments

In March 2024, the Company made short-term investments of $7.0 million in 8% promissory notes due June 1, 2024 issued by Webao Limited, an unrelated party, based in Hong Kong. The maturity date of the notes has been extended to September 25, 2024 and further extended to December 31, 2024. The total amortized cost, the fair value and the carrying value of the investments is $7.0 million at September 30, 2024. There was no unrecognized holding gains or losses and no other-than-temporary impairment recognized on this investment at September 30, 2024.

In March 2024, the Company made short-term investments of RMB 5.0 million (approximately $713,000) in a 5% promissory note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd. , an unrelated party based in PRC. The maturity date of the note has been extended to September 25, 2024 and further extended to December 25, 2024.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

6. Customer Loans Receivable

In past years, the Company provided financing to qualified customers to purchase residential or commercial photovoltaic systems, as well as other products the Company offered in the U.S. Depending on the credit rating of customers, the interest rate generally ranges from 0.00% to 10.99% per annum with financing terms ranging from one to fifteen years. At September 30, 2024 and December 31, 2023, the percentage of the Company’s loan portfolio with a 0% interest rate is 0.5% and 2.7%, respectively.

The customer gives the Company a security interest in the photovoltaic systems and other products financed.

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at September 30, 2024:

					September 30, 2024
	2022	2021	2020	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$51,163	$4,125,980	4,177,143	80.7%
Near-prime - FICO score 620 to 679	-	-	4,657	520,427	525,084	10.1%
Sub-prime - FICO score less than 620	15,257	-	3,827	407,311	426,395	8.2%
Business entity — FICO not available	-	37,160	12,507	-	49,667	1.0%
Total Customer Loan Receivables, gross	$15,257	$37,160	$72,154	$5,053,718	$5,178,289	100.0%

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at December 31, 2023:

						December 31, 2023
	2022	2021	2020	2019	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$181,315	$438,676	$5,234,583	$5,854,574	86.2%
Near-prime - FICO score 620 to 679	19,117	-	18,107	42,175	622,398	701,797	10.3%
Sub-prime - FICO score less than 620	-	-	-	72,489	84,992	157,481	2.3%
Business entity — FICO not available	-	52,753	28,051	-	-	80,804	1.2%
Total Customer Loan Receivables, gross	$19,117	$52,753	$227,473	$553,340	$5,941,973	$6,794,656	100.0%

Customer loans receivable consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Customer loans receivable, gross	$5,178,289	$6,794,656
Less: unamortized loan discounts	(18)	(2,332)
Allowance for loan losses	(264,804)	(256,808)
Customer loans receivable, net	4,913,467	6,535,516
Less: Current portion	1,421,867	2,212,574
Non-current portion	$3,491,600	$4,322,942

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

Principal maturities of the customer loans receivable at September 30, 2024 are summarized as follows:

For the year ending December 31,	Amount
2024 (remainder of)	$386,435
2025	1,119,030
2026	1,185,229
2027	991,995
2028	677,106
Thereafter	818,494
Total customer loans receivable	$5,178,289

The Company is exposed to credit risk on the customer loans receivable. Credit risk is the risk of loss arising from the failure of customers to meet the terms of their contracts with the Company or otherwise fail to perform as agreed.

The activity in the allowance for loan losses for customer loans receivable for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023

Balance – beginning of period	$256,808	$288,457
Provision (recovery) for loan losses	(25,094)	(45,633)
Chargeoffs and adjustments	33,090	22,066
Balance – end of period	$264,804	$264,890

Total interest income on the customer loans receivable included in revenues was approximately $85,000 and $124,000 for the three months ended September 30, 2024 and 2023, respectively. Total interest income on the customer loans receivable included in revenues was approximately $277,000 and $412,000 for the nine months ended September 30, 2024 and 2023, respectively.

7. Inventories, net

The activity in the reserve for excess and obsolete inventories for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023

Balance – beginning of period	$596,367	$485,504
Provision for excess and obsolete inventories	45,717	132,961
Balance – end of period	$642,084	$618,465

Inventories consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Solar panels, inverters, battery storage and components	$1,589,136	$1,336,066
LED lights	568,339	601,698
Total inventories, gross	2,157,475	1,937,764
Less: reserve for excess and obsolete inventories	(642,084)	(596,367)
Total inventories, net	$1,515,391	$1,341,397

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

8. Other Receivables and Current Assets, Net

Other receivables and current assets, net consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Receivable from Seller (Uonone Group - Note 15)	$440,140	$436,698
Deferred project costs	1,683,842	1,603,355
Prepaid expenses and other current assets	808,138	1,342,834
Advances to suppliers	860,985	1,300,009
Accrued interest on short-term investments	6,575	-
Accrued interest on customer loans receivable	34,591	32,537
Capitalized offering costs	-	658,564
Total other receivables and current assets	$3,834,271	$5,373,997

Deferred project costs consist of work in process and subcontractor costs incurred on the solar energy systems and LED projects that are not fully completed at September 30, 2024 and December 31, 2023.

Prepaid expenses and other current assets include unpaid accrued rent from Sunspark Technology, Inc. ("Sunspark"), one of the Company's sub-lessees at its office in Riverside, California. Sunspark is also one of the Company's panel suppliers. On June 12, 2024, the Company entered into an offset agreement with Sunspark whereby Sunspark's unpaid rents, utilities and security allocations through June 30, 2024 of $638,000 was offset against the Company's accrued payables for the panels and other expenses of $601,000. Following the offset agreement, the remaining balance owed by Sunspark is approximately $99,000 at September 30, 2024.

9. Property and Equipment

Components of property and equipment, net are as follows:

	September 30, 2024	December 31, 2023

Automobiles	$727,492	$971,384
Furniture and equipment	1,380,823	1,396,936
Solar systems leased to customers	1,663,468	1,663,468
Leasehold improvements	2,294,365	2,343,815
Total property and equipment, gross	6,066,148	6,375,603
Less: accumulated depreciation and amortization	(5,846,009)	(6,084,187)
Total property and equipment, net	$220,139	$291,416

For the three months ended September 30, 2024 and 2023, depreciation expenses were approximately $16,000 and $44,000, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expenses were approximately $65,000 and $144,000, respectively.

10. Goodwill

The activity of goodwill is as follows:

	September 30, 2024	December 31, 2023

Balance – beginning of period	$7,584,779	$7,774,472
Effect of exchange rate	(121,004)	(189,693)
Goodwill impairment	(7,463,775)	-
Balance – end of period	$-	$7,584,779

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

During the three and nine months ended September 30, 2024, as a result of the continued headwinds facing China's economy post the pandemic and the economic indicators seem to indicate further future contraction, all of which will have a direct impact on the Company's ability to generate new businesses in its China segment in the foreseeable future, accordingly the Company recognized a $7.5 million impairment loss related to goodwill that originated in its 2015 business combinations.

11. Investments in Unconsolidated Solar Project Companies

The Company has a 30% non-controlling interest in three PRC companies that were project subsidiaries that performed EPC services.  Upon completion of the project, a 70% equity interest in the project subsidiary was transferred to the customer, with the customer having a first right of refusal to purchase the 30% interest in the project subsidiary during a specified period.  Upon the transfer of the 70% interest in these entities, the entities, which are referred to by the projects for which the Company’s China segment performed services, were de-consolidated and the Company’s 30% non-controlling interest is treated as an equity investment.  These companies have no obligation to may any payment to the Company with respect to its shares of net income.  Activity in the Company’s 30% non-controlling investments in these entities’ solar project companies in the China segment for the nine months ended September 30, 2024 and September 30, 2023 is reflected in the following tables:

Investee	Investment Balance at December 31, 2023	Share of Investee’s Net Income	Effect of Exchange Rate	Investment Balance at September 30, 2024
Yilong #2	$4,213,276	$236,999	$39,386	$4,489,661
Xingren	2,031,774	100,233	18,652	2,150,659
Ancha	3,453,258	215,610	32,800	3,701,669
Total	$9,698,308	$552,843	$90,838	$10,341,988

Investee	Investment Balance at December 31, 2022	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at September 30, 2023
Yilong #2	$3,966,824	$354,998	$(228,751)	$4,093,070
Xingren	1,953,048	143,276	(111,480)	1,984,845
Ancha	3,134,887	388,562	(184,704)	3,338,745
Total	$9,054,759	$886,836	$(524,935)	$9,416,660

The following tables present the summary of the combined financial statements of the three solar project companies in which the Company has a 30% equity interest as of September 30, 2024 and December 31, 2023, and for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	December 31, 2023

Current assets	$26,741,348	$24,984,444
Non-current assets	72,523,559	76,024,387
Total assets	$99,264,907	$101,008,831

Current liabilities	$3,461,501	$9,775,803
Noncurrent liabilities	61,130,322	58,680,520
Members’ capital	34,673,084	32,552,508
Total liabilities and members’ capital	$99,264,907	$101,008,831

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Nine Months Ended September 30,
	2024	2023

Revenue	$7,509,928	$9,043,069
Gross profit	3,360,256	4,278,057
Net income	$1,842,810	$3,000,665

Revenue of these project companies is generated from the power purchase agreements with the PRC utility companies as well as government subsidies.

12. Financing Arrangements

As of September 30, 2024 and December 31, 2023, the Company had the following borrowings:

	September 30, 2024	December 31, 2023

Unsecured loan from unrelated party at 8.0% fixed interest due December 31, 2024	$2,000,000	$2,000,000
Unsecured loan from unrelated party at 12.0% fixed interest due December 31, 2024	900,000	-
Secured convertible notes payable at 4.0% per annum, due various dates through September 2029	16,250,000	16,250,000
EB-5 loans - see details below	11,500,000	17,000,000
Notes payable from SMX Property, a related party, at 8% per annum, due October 10, 2025	1,358,658	1,358,658
Total	32,008,658	36,608,658
Less: debt discount and debt issuance costs	(285,244)	(300,232)
Current portion	(19,938,658)	(22,038,658)
Noncurrent portion	$11,784,756	$14,269,768

Unsecured Loans

Unsecured loans include a loan of $2.0 million from an unrelated PRC individual at an interest rate of 8%, interest payable quarterly in arrears, a maturity date of December 31, 2024, and a short-term loan of $900,000 from an unrelated investment company at a fixed interest rate of 12% with a maturity of November 10, 2024 which was extended to December 31, 2024.

Related party EB-5 financings

The Company’s borrowings under the EB-5 program from related parties consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

$45.0 million loan from Clean Energy Funding, LP	$3,500,000	$7,000,000
$13.0 million loan from Clean Energy Funding II, LP	8,000,000	10,000,000
Total	11,500,000	17,000,000
Less: current portion	(6,500,000)	(10,000,000)
Noncurrent portion	$5,000,000	$7,000,000

On January 3, 2012, Clean Energy Fund, LP (“CEF”) entered into a secured loan agreement with SREP, a wholly owned subsidiary of the Company. Under the secured loan agreement, CEF agreed to make loans to SREP in an amount not to exceed $45.0 million, to be used to finance the installment purchases for customers of the solar energy systems. A total of $45.0 million was lent. The loan accrues interest at 3% per annum, payable quarterly in arrears. Each advanced principal amount is due and payable 48 months from the advance date or the U.S. Immigration Form I-829 approval date if later. The I-829 petition includes evidence that the immigrant investors successfully met all U.S. Citizenship and Immigration Services requirements of the EB‑5 program. As of September 30, 2024 and December 31, 2023, the principal loan balance was $3.5 million and $7.0 million, respectively.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

Convertible Notes

The Company has issued 4% secured subordinated convertible notes to former limited partners of CEF and CEF II, pursuant to exchange agreements with the limited partners. The limited partners accepted the notes in lieu of cash payments of their capital contribution which resulted in a reduction of SREP’s and LED's notes to CEF and CEF II, respectively, in the same amount, reducing the outstanding EB-5 loan balance. Payment of the notes is secured by a security interest in SREP’s and LED's accounts and inventory. The convertible notes are payable in five equal installments on the first, second, third, fourth and fifth anniversaries of the date of issuance. The convertible notes made prior to, or on or about the date of, the Company’s initial public offering are convertible into common stock at a conversion price equal to 80% of the public stock price of the Company’s common stock as defined in the convertible note, which is $3.20 per share. The convertible notes made after the Company’s initial public offering are convertible into common stock at a conversion price equal to 80% of the average closing price of the Company’s common stock for the ten trading days preceding the date of the exchange agreement with the limited partner, which ranged from $0.66 per share to $9.07 per share. The convertible notes may be converted into common stock at the first, second, third, fourth and fifth anniversaries of the date of issuance, but not earlier than six months from the date of the Company’s initial public offering, as defined in the note, or for convertible notes issued after the initial public offering, six months after the conversion date.

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

During the nine months ended September 30, 2024, the Company redeemed convertible notes in the principal amount of $5.5 million for the amount of $5.5 million and recognized a gain on debt extinguishment of $289,000. During the nine months ended September 30, 2023, the Company redeemed $500,000 principal amount of convertible notes for $500,000 and recognized a gain on debt extinguishment of $13,000.

The following table sets forth information with respect to the outstanding convertible notes.

Principal amount of convertible notes outstanding at December 31, 2023	$16,250,000
Principal paid during the nine months ended September 30, 2024	(5,500,000)
Convertible notes converted during the nine months ended September 30, 2024	-
Convertible notes issued during the nine months ended September 30, 2024	5,500,000
Principal amount of convertible notes outstanding at September 30, 2024	$16,250,000

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

Notes Payable to SMX Property, LLC

On October 10, 2022, SMXP made unsecured loans to the Company of $944,077 and $414,581, respectively, for which the Company issued its 8% promissory notes due October 10, 2024 originally and subsequently extended to October 10, 2025 with interest payable quarterly.

The $944,077 loan was used to pay the security deposit and lease obligations for one month owed to the new owner of the Company’s headquarters building under the new lease agreement.

The $414,581 loan was used to pay lease obligations owing to SMXP by the Company for rent on the Company’s headquarters from June 1, 2022 to October 12, 2022.

Interest Expense

For the three months ended September 30, 2024 and 2023, interest expense incurred on the above long-term EB‑5 related party loans was approximately $91,000 and $132,000, respectively. For the nine months ended September 30, 2024 and 2023, interest expense incurred on the above long-term EB‑5 related party loans was approximately $316,000 and $400,000, respectively.

Total interest expense incurred (including interest on long-term related party loans) was approximately $399,000 and $329,000 for the three months ended September 30, 2024 and 2023, respectively. Total interest expense incurred (including interest on long-term related party loans) was approximately $1.2 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively. The weighted average interest rate on loans outstanding was 4.0% and 3.7% as of September 30, 2024 and December 31, 2023.

Principal maturities for the financing arrangements as of September 30, 2024 are as follows:

For the year ending December 31,	Bank and Other Unsecured Loans	EB-5 Loans Related – Party	Notes Payable Related – Party	Convertible Notes	Total
2024 (remainder of)	$2,900,000	$2,500,000	$1,358,658	$3,680,000	$10,438,658
2025	-	4,000,000	-	6,190,000	10,190,000
2026	-	5,000,000	-	2,990,000	7,990,000
2027	-	-	-	1,590,000	1,590,000
2028	-	-	-	1,100,000	1,100,000
Thereafter	-	-	-	700,000	700,000
Total	$2,900,000	$11,500,000	$1,358,658	$16,250,000	$32,008,658

13. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Customer deposits	$2,048,641	$2,487,227
Accrued operating and project payables	3,277,438	5,351,613
Payable to Uonone (See Note 15)	2,571,819	2,551,458
Accrued compensation expenses	1,992,962	2,387,574
Retainage payable to vendors	751,359	802,886
Preacquisition liability	1,529,749	1,517,639
Accrued settlement	276,428	276,428
Accrued warranty expense	250,491	248,508
VAT taxes payable	744,216	697,480
Income taxes payable	43,620	145,938
Refundable vendor bid deposits	14,258	14,145
Total accrued expenses and other payables	$13,500,981	$16,480,896

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

Accrued Compensation

At December 31, 2023 and September 30, 2024, accrued compensation includes $675,000 of compensation to the Company’s chief executive officer in connection with the cancellation in March 2019 of restricted stock grants and $1.8 million of accrued but unpaid compensation to the chief executive officer pursuant to his employment agreement.  Accrued compensation at December 31, 2023 includes $600,000 due to the former executive vice president, who is also a 5% stockholder, and one other employee in connection with the cancellation in March 2019 of restricted stock grants and $338,095 of deferred compensation to its former executive vice president, all of which was paid in March 2024. The remaining balance relates to accrued unpaid commissions and accrued paid time off.

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

Accrued Settlement

In November 2022, the Company entered into a settlement agreement with two former limited partners of Clean Energy Funding L.P., under which the Company agreed to pay each of the limited partners a sum of $533,749.98, payable $50,000 at the time of the agreement execution and the remainder shall be paid in 14 quarterly installments of $34,533.57. At September 30, 2024 and December 31, 2023, the balance of the accrued settlement is $415,000 and $622,000, respectively, of which $276,000 represents the current portion of such liability.

Accrued Warranty

The activity of the warranty liability (included in other liabilities) for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023

Balance – beginning of period	$2,174,488	$2,411,637
Provision for warranty liability	204,491	309,809
Expenditures and adjustments	(363,911)	(168,580)
Reversal of UE Solar accrual	-	(651,000)
Effect of exchange rate	1,984	(7,773)
Balance – end of period	2,017,052	1,894,093
Less: current portion (accrued expenses and other payables)	(250,492)	(239,334)
Non-current portion (other liabilities)	$1,766,560	$1,654,759

Preacquisition Liability

As part of the April 2015 acquisition of ZHPV, the Company assumed a liability associated with one of ZHPV’s projects consisting of reimbursement of project expenses to an unrelated third-party including reimbursement of certain land rental expenses and land use taxes estimated at a total of approximately RMB 10.7 million ($1.6 million at September 30, 2024). The Company expects to negotiate to offset the entire liability with the unpaid contract receivables and reimbursements from the third party. All the receivables and reimbursements were previously fully reserved by the Company.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

14. Third-party Leasing Arrangement and Concentrations

Third-party Leasing Arrangement

The Company sells solar energy and battery storage systems to residential and commercial customers in the U.S. and these customers may pay for these sales in cash. Cash sales include direct payments from the customer (including financing obtained directly by the customer), third-party financing arranged by the Company for the customer, and leasing arranged by the Company for the customer from a third-party leasing company.

Concentration Risks

Major Customers

For the nine months ended September 30, 2024 and 2023, there were no customers that accounted for 10% or more of the Company’s revenues.

Major Suppliers

During the nine months ended September 30, 2024, one supplier in the U.S. segment accounted for purchases of $2.6 million, or 10.2%, of purchases, and during the nine months ended September 30, 2023, a different supplier in the U.S. segment accounted for purchases of $3.8 million, or 12%, of purchases.  No other supplier accounted for 10% or more of the Company’s purchases in either period.

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

Under the debt settlement agreement, any legal settlement proceeds, less fees and expenses, received by ZHPV related to the projects completed prior to the April 2015 business combination would be repaid to the Uonone Group. During the nine months ended September 30, 2024 the Company did not receive any additional legal settlement proceeds, nor did the Company make any payments to Uonone.

At both September 30, 2024 and December 31, 2023, the amount payable to Uonone, was approximately RMB 18.0 million ($2.5 million).

16. Related Party Transactions

See Note 12 for related party lease transactions and Note 17 for the termination of related party lease.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

Future minimum lease commitments for offices, warehouse facilities and equipment, payable to related parties and other, as of September 30, 2024, are as follows:

For the year ending December 31,	Total
2024 (remainder of)	$443,895
2025	1,725,564
2026	1,768,488
Total	$3,937,947

For the three months ended September 30, 2024 and 2023, rent expense for offices, warehouse facilities and equipment, including rental expense for related party leases, was approximately $435,000 and $518,000, respectively. For the nine months ended September 30, 2024 and 2023, rent expense for offices, warehouse facilities and equipment, including rental expense for related party leases, was approximately $1.3 million and $1.5 million, respectively. These amounts include short-term leases and variable lease costs, which are immaterial.

As of September 30, 2024, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

For the year ending December 31,	Total
2024 (remainder of)	$425,077
2025	1,725,564
2026	1,768,488
Total minimum lease payments	3,919,129
Less: Interest	(263,637)
Present value of lease obligations	3,655,492
Less: current portion	(1,535,127)
Noncurrent portion	$2,120,365

Other information related to leases is as follows:

As of September 30, 2024
Weighted average remaining lease term (in years)	2.3
Weighted average discount rate	8.00%

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

During September and October 2022, the Company entered into subleases with three unrelated companies for portions of office space through December 31, 2022 and one other unrelated company through March 31, 2024.  For the three months ended September 30, 2024 and 2023, the total sublease income recognized was approximately $241,000 and $277,000, respectively. For the nine months ended September 30, 2024 and 2023, the total sublease income recognized was approximately $731,000 and $893,000, respectively. The sublease income is recognized as an offset to operating lease costs reported in general and administrative expenses. At September 30, 2024, the Company has two tenants and both are on a month-to-month lease. At September 30, 2024, the Company holds security deposits of approximately $71,000.

The following table summarizes the Company’s operating lease cost for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating lease cost	$423,702	$454,769	$1,307,542	$1,370,947
Short-term lease cost	11,241	58,919	31,245	147,504
Less: Sublease income	(241,344)	(276,901)	(731,231)	(892,926)
Operating lease cost, net	$193,599	$236,787	$607,556	$625,525

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

On February 24, 2020, the Company's then executive vice president resigned. Pursuant to a release and separation agreement dated October 1, 2020, her employment agreement was terminated and, with certain limited exceptions, the Company and the former executive vice president released each other from their obligations under the employment agreement. Pursuant the release and separation agreement, the Company paid the former executive officer $25,497, and agreed to pay to her $803,095, representing the outstanding balance due to her for her deferred salary from 2019 and 2020, cash bonus deferred from 2017 and 2018 and accrued medical and dental benefits. This amount was payable at the rate of $15,000 per month (less applicable deductions and withholding), commencing with the month of April 2020, until the completion by the Company of its public offering, and any unpaid balance then outstanding was to be paid within three business days after the Company receives the proceeds of its initial public offering. For the nine months ended September 30, 2024 and 2023, the former vice president was paid approximately $909,000 and $135,000, respectively. As of September 30, 2024, all the Company’s obligations owed to the former executive vice president are settled. The former executive vice president is a major stockholder of the Company.

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

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

·

Granted to the holders of 1,184,434 restricted shares the right to exchange their restricted shares for a ten-year option to purchase 2.119 shares of common stock at $5.01 per share for each share of restricted stock exchanged;

·

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

On October 7, 2016, the Company entered into an advisory services agreement with a consultant who has been providing services to the Company including, among other things, business planning, financial strategy and implementation and corporate structure related to the Company’s business development, financing and acquisition transactions. The term of the service commenced on September 1, 2016 and has been extended to April 30, 2019 pursuant to amendments. As compensation for the service, the Company issued to the consultant 336,000 shares of restricted stock valued at $5.01 per share based on the then current fair value of the common stock, subject to forfeiture if the public stock event has not occurred by December 31, 2023, which was extended to April 20, 2024. The restricted stock was granted on October 7, 2016 pursuant to the 2016 Long-Term Incentive Plan and is subject to restrictions and forfeiture provisions that are applicable to other restricted stock grants pursuant to the plan as described under the caption “2016 Restricted Stock Grants.” As a result of the Company’s completion of its initial public offering on February 12, 2024, the restricted shares became non-forfeitable and vested six months following the public offering date of February 12, 2024.

All shares granted above pursuant to the 2016 Long-Term Incentive Plan had vested on August 12, 2024 and are included in common shares outstanding as of September 30, 2024.

As of December 31, 2023, total unrecognized compensation costs for outstanding restricted stock awarded was estimated at $1.3 million, based on the estimate of the then most recent price at which shares were sold of $5.01 per share.

Out-of-Period Adjustment

During the three months ended September 30, 2024, the Company recorded an out-of-period adjustment of $1.3 million related to the compensation costs for restricted stock awards. The compensation costs for restricted stock awards of $1.3 million should have been recognized on the public offering date of February 12, 2024, notwithstanding the six months vesting period after the public offering date as there were no additional services to be rendered by the grantee consultants between the public offering date and the vesting date. The Company evaluated the quantitative and qualitative aspects of this out of period adjustment and determined that the adjustment did not have a material impact to any previously reported quarterly or annual financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

The following table below summarizes the activity of the restricted stock shares:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	264,650	5.01
Nonvested as of December 31, 2023	264,650	5.01
Outstanding at September 30, 2024 (Unaudited)	-	5.01
Nonvested as of September 30, 2024 (Unaudited)	-	5.01

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

A summary of option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,295,858	4.96	4.5	-
Nonvested as of December 31, 2023	5,946,320	5.01	4.7	-
Exercisable as of December 31, 2023	349,538	4.15	2.5	300,000
Granted	-	-	-	-
Exchanged	-	-	-	-
Exercised	(49,934)	-	-	-
Cancelled or forfeited	(48,183)	-	-	-
Outstanding at September 30, 2024	6,197,741	4.93	4.3	-
Nonvested as of September 30, 2024	-	-	-	-
Exercisable as of September 30, 2024	6,197,741	4.93	4.3	-

Forfeitures are accounted for as actual forfeitures occur.

The aggregate intrinsic value represents the total pretax intrinsic value. The aggregate intrinsic values as of December 31, 2023 are based upon the value per share of $5.01, which was the latest sale price of the Company’s common stock in May 2018.

Non-vested Option Awards

The following table summarizes the Company’s nonvested option awards activity:

Balance at December 31, 2023	$5,946,320
Granted	-
Exchanged	-
Forfeited	(48,183)
Vested	(5,898,137)
Balance at September 30, 2024 (Unaudited)	$-

As a result of the Company’s completion of its initial public offering, all the stock options which are performance-based awards are vested and compensation cost of $18.5 million related to such stock options was recognized for the nine months ended September 30, 2024 as the performance condition of such awards were met on the public offering date of February 12, 2024.  The compensation cost of $17.2 million is determined using the Black Scholes model that includes key assumptions for each grant of options as follows: volatility ranging from 54.34% to 67.75%, the risk-free rate ranging from 1.55% to 2.34%, and an expected term ranging from 5 to 6.5 years. For the nine months ended September 30, 2024, approximately $1.3 million and $15.9 million of compensation cost was charged to cost of revenue and general and administrative expenses, respectively, related to stock options. During the nine months ended September 30, 2024 and 2023, no vested options to purchase shares of common stock were cancelled. No nonvested options to purchase common stock were cancelled during the nine months ended September 30, 2023.

See Note 12 for information relating to the 4% secured subordinated convertible notes to former limited partners of CEF and CEF II, pursuant to exchange agreements with the limited partners. At December 31, 2023, there were convertible notes in the principal amount of $16.3 million outstanding.  Since the conversion price had not been determined at December 31, 2023, no shares were reserved for issuance at December 31, 2023.  At September 30, 2024, there were outstanding convertible notes in the principal amount of $16.3 million, of which notes in the principal amount of $12.3 million were issued prior to the Company’s initial public offering and have a conversion price of $3.20 per share, and convertible notes in the principal amount of $4.0 million were issued subsequent to the Company’s initial public offering and have a conversion price ranging from $0.66 per share to $9.07 per share.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

19. Income Taxes

The components of the Company's income (loss) before income taxes and income (loss) from operations for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Domestic (U.S. Segment)	$(2,219,024)	$1,490,285	$(23,645,850)	$(488,464)
Foreign (PRC Segment)	(7,346,895)	(165,821)	(7,466,163)	987,213
Income (loss) before income taxes	(9,565,919)	1,324,464	(31,112,013)	498,749
Income tax expense (benefit)	56,811	(140,899)	(53,272)	148,866
Income (loss) from operations	$(9,622,730)	$1,465,363	$(31,058,741)	$349,883
Effective tax rate	(0.6)%	(10.6)%	0.2%	29.8%

The Company is subject to taxation in the U.S. and various states jurisdictions. The Company is also subject to taxation in China. The Company’s effective tax rate is determined quarterly, reflecting actual activities and various tax-related items.

The Company’s effective income tax rate for the three months ended September 30, 2024 and 2023 were (0.6)% and (10.6)%, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2024 and 2023 were 0.2% and 29.8%, respectively. The variance from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2024 was primarily attributable to losses not benefitted for tax purposes, and state and foreign taxes.

As of September 30, 2024, the Company determined that, based on an evaluation of its history of net losses and all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of its deferred tax assets would be realized and, therefore, the Company continued to record a valuation allowance on U.S. side and partially on the Chinese side.

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

20. Net Income (Loss) Per Share

The following table presents the calculation of the Company's basic and diluted net income (loss) per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$(9,622,730)	$1,465,363	$(31,058,741)	$349,883

Denominator
Weighted average shares used to compute net loss per share, basic	45,160,314	39,735,536	43,878,255	39,735,536
Weighted average shares used to compute net loss per share, diluted	45,160,314	40,025,153	43,878,255	40,025,153
Basic net income (loss) per share	$(0.21)	$0.04	$(0.71)	$0.01
Diluted net income (loss) per share	$(0.21)	$0.04	$(0.71)	$0.01

For the nine months ended September 30, 2023, outstanding options to purchase 6,280,879 shares of common stock were excluded from the computation of diluted earnings per share as the impact of including those option shares would be anti-dilutive.

21. Segment Reporting

The Company uses the management approach for segment reporting disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reporting segments. For the nine months ended September 30, 2024 and 2023, the Company operates under two operating segments on the basis of geographical areas: The U.S. and the PRC. Operating segments are defined as components of an enterprise about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates performance based on several factors, including revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments for the three and nine months ended September 30, 2024 and 2023:

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	US	PRC	Total	US	PRC	Total
Revenue from external customers
Solar energy systems	$5,131,970	$-	$5,131,970	$12,907,404	$-	$12,907,404
Finance revenue	89,262	-	89,262	283,866	-	283,866
LED and other	1,110,374	-	1,110,374	3,358,711	-	3,358,711
Total	6,331,606	-	6,331,606	16,549,981	-	16,549,981

Cost of revenue
Solar energy systems	4,117,837	-	4,117,837	12,201,030	-	12,201,030
Other	956,430	-	956,430	2,967,936	-	2,967,936
Total	5,074,267	-	5,074,267	15,168,966	-	15,168,966

Depreciation and amortization expense	23,674	-	23,674	70,856	299	71,155
Interest (expense) income, net	(210,293)	17,174	(193,119)	(836,174)	30,929	(805,245)
Goodwill impairment		(7,463,775)	(7,463,775)		(7,463,775)	(7,463,775)
Equity in income of solar farm projects	-	253,861	253,861	-	552,843	552,843
Provision for income taxes	-	56,811	56,811	6,000	(59,272)	(53,272)
Net income (loss)	(2,212,427)	(7,410,303)	(9,622,730)	(23,650,340)	(7,408,401)	(31,058,741)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	US	PRC	Total	US	PRC	Total
Revenue from external customers
Solar energy systems	$13,325,437	$-	$13,325,437	$39,354,396	$-	$39,354,396
Finance revenue	125,024	-	125,024	416,444	-	416,444
LED and other	823,146	-	823,146	2,124,707	-	2,124,707
Total	14,273,607	-	14,273,607	41,895,547	-	41,895,547

Cost of revenue
Solar energy systems	4,818,403	-	4,818,403	27,279,316	-	27,279,316
Other	5,406,853	-	5,406,853	6,414,988	-	6,414,988
Total	10,225,256	-	10,225,256	33,694,304	-	33,694,304

Depreciation and amortization expense	43,856	-	43,856	143,235	299	143,534
Interest (expense) income, net	(326,912)	15,957	(310,955)	(1,170,349)	46,119	(1,124,230)
Equity in income of solar farm projects	-	451,552	451,552	-	886,836	886,836
Provision for income taxes	-	(140,899)	(140,899)	6,000	142,866	148,866
Net income (loss)	1,499,827	(34,464)	1,465,363	(494,464)	844,347	349,883

and as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	US	PRC	Total

Equity investments in solar farm projects	$-	$10,341,988	$10,341,988
Capital expenditures	-	-	-
Long-lived assets	8,458,947	10,417,390	18,876,337
Total reportable assets	23,615,443	19,430,128	43,045,571

	December 31, 2023
		PRC
	US		Total
Equity investments in solar farm projects	$-	$9,698,308	$9,698,308
Capital expenditures	(27,999)	-	(27,999)
Long-lived assets	11,258,512	17,475,104	28,733,616
Total reportable assets	21,727,209	26,927,992	48,655,201

SolarMax Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

22. Subsequent Events

The Company has evaluated subsequent events through November 14, 2024, the date the September 30, 2024 condensed consolidated financial statements were available to be issued, and except as disclosed below and in Note 5 - Short-term investments, and Note 12 -Unsecured Loans, no other events require adjustment of, or disclosure in, the condensed consolidated financial statements.

Convertible Notes Issued

In October, 2024, the Company issued a convertible note in the principal amount of $0.5 million to a limited partners of CEF II, which resulted in a reduction of $0.5 million in the principal amount of the related party notes to CEF II.  See Note 12.

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

Impairment of China Segment Goodwill

During the quarter ended September 30, 2024, we performed a goodwill impairment assessment with respect to our China segment considering various factors and based primarily on the continued economic downturn in China that directly impacts our ability to generate new businesses in the foreseeable future and the absence of any agreements or negotiations for agreements at September 30, 2024, We recognized an impairment charge for the entire balance of the goodwill of $7.5 million for the three and nine months ended September 30, 2024.  We can give no assurance as to our ability to generate revenue from our China operations.

Elimination of Forfeiture Provisions of Options upon Initial Public Offering

During the years 2015 to 2019, we granted stock options to employees and consultants, of which options to purchase 5,898,137 shares were outstanding at the date of our initial public offering. Under the terms of the options, the options became non-forfeitable upon our completion of an initial public offering, which occurred on February 12, 2024, the effective date of the registration statement relating to our initial public offering. Under GAAP, upon the termination of the forfeiture provisions, the value of the options is treated as a compensation expense in the period in which the options become non-forfeitable. Using the Black Scholes valuation method, the fair value of the options at the time of our initial public offering was approximately $17.2 million, which is stock-based compensation that does not reflect a cash expense, of which approximately $1.3 million is included in cost of revenues and $15.9 million is included in general and administrative expense. The $17.2 million stock-based compensation expense, which is not deductible for federal and state income tax purposes and is a non-cash expense, together with the $7.5 million impairment charge, represents the major portion of our $31.1 million loss for the nine months ended September 30, 2024.

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

In January 2024, we laid off a portion of our employees associated with the design and installation of residential solar systems in response to a slowdown in demand after NEM 3.0 took effect in April 2023. The layoff represented approximately 25% of our residential solar system design and installation team. Approximately half of the employees who were laid off had been hired in late 2022 to help install our growing backlog of residential solar systems under contract in anticipation of NEM 3.0, and the contracts representing that backlog were completed during 2023. We may need to revise our pricing metrics to reflect the change resulting from NEM 3.0 in order for the purchase of a solar system to be economically attractive to the customer, which may result in lower prices and reduced margins. Although we anticipate the near-term impact of NEM 3.0 on residential solar contracts will be offset by commercial solar contracts for which we use third-party subcontractors to complete the installations, we cannot assure you that our overall business will not be impacted by the effects of NEM 3.0. Our significant decrease in both revenue and gross margin in both the three and nine months ended September 30, 2024 from the comparable periods of 2023 reflect both a surge in revenue in 2023 in anticipation of the effectiveness of NEM 3.0 in April 2023 and a sharp decline in revenue resulting from the effectiveness of NEM 3.0.

Notice of Noncompliance with Nasdaq Continued Listing Standards

As reported on Form 8-K current reports that we filed with the SEC on October 29, 2024 and November 1, 2024, on October 22, 2024, we received a notice from The Nasdaq Stock Market that we do not meet the Nasdaq Global Market continued listing requirement that we maintain a minimum market value of listed securities of $50,000,000, and on October 24, 2024, we received a notice from Nasdaq that we do not meet the Nasdaq Global Market continued listing requirement that we maintain a minimum bid price of $1 per share.  We have 180 days from the date of each notice to become compliant.  These 180-day periods expire on April 21, 2025 and April 22, 2025, respectively.  We cannot assure you that we will be able to comply with the Nasdaq continued listing requirements, and our failure to comply would result in our common stock being delisted from Nasdaq which could have a material adverse effect upon our operations, including our ability to raise funds in the equity market.

Overview

We are an integrated solar and renewable energy company. A solar energy system retains the direct current (DC) electricity from the sun and converts it to alternating current (AC) electricity that can be used to power residential homes and commercial businesses. The solar business is based on the ability of the users of solar energy systems to save on energy costs and reduce their carbon imprint as compared with power purchased from the local electricity utility company. We were founded in 2008 to engage in the solar business in the United States, where our business is primarily conducted.  Our primary business consists of (i) the sale and installation of photovoltaic and battery backup systems for residential and commercial customers, (ii) financing the sale of its photovoltaic and battery backup systems, and (iii) sales of LED systems and services to government and commercial users.

In 2015, we commenced operations in the PRC. We did has not generate any revenue from our China segment since 2022, and the China segment does not have any projects or agreements as of the date of this report.  All of our revenue for the three and nine months ended September 30, 2024 and 2023 was generated by our United States segment, and our cost of revenue related to our United States segment.

We are seeking to offset our decline in residential solar sales in California for the three and nine months of 2024 as compared with the comparable periods of 2023 by marketing commercial sales of larger systems to commercial users both in California and in other states; however, we cannot assure you that we will be successful in marketing to commercial users.  As of the date of this report, we do not have any contacts for major commercial solar projects. Although we have a non-binding letter of intent with respect to one proposed project and a non-binding term sheet with respect to a second proposed project, both of these proposed projects are subject to the negotiation of development agreements with the owners of the property on which the solar system is to be installed, the identification of a financing source to provide the full financing for each project, the negotiation and execution of an agreement with the financing sources, who would own the project on completion, and the negotiation and execution of a power purchase agreement between the property owner (and in the case of one of these projects, the tenant) and the financing source as the project owner for the purchase of the electricity generated by the project.  We cannot assure you that either of these projects or any other projects will be completed or that we will be successful in developing our commercial business as planned

Inflation and Supply Chain Issues

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

The inflationary pressures that are affecting us are not unique to our industry, and relate to the cost of raw materials, labor costs generally and the price at which we can sell our products. Because solar energy can be seen as a way to provide a homeowner with relief from the increasing utility prices for electricity, the market for solar systems generally, and our business specifically, has enabled us to sell solar systems. Thus, the effects of inflation may also affect the marketability of our solar systems to residential users which are also impacted by the effects of NEM 3.0

Our cost of revenue per watt of solar systems, which makes up approximately 80% of our costs, increased approximately 47.7% during the nine months ended September 30, 2024 compared to the same period in 2023. We have increased the price of solar system installations in our United States segment to offset the increase in cost in 2024, 2023 and during the first half of 2022. Although we do not have any data as to the effect of higher utility costs on purchases of solar systems, it has been our experience during the years ended December 31, 2023 and 2022 that, as inflationary pressures are increasing the cost of electricity generally, our domestic business grew as homeowners are seeking alternatives to what they see as high utility bills, although, as discussed above,  the effects of NEM 3.0 have resulted in a significant decline in U.S. revenues for solar systems. As a result, we have been able to increase our prices, which reduced the effect of increased cost of raw materials and the general increase in overhead costs. Our gross margin from United States operations decreased from 19.6% for the nine months ended September 30, 2023 to 8.3% for the nine months ended September 30, 2024. The effect of increased costs on our margin was reduced because we were able to increase prices; although our gross margin was affected by both the $1.3 million of stock-based compensation described above under “Elimination of Forfeiture Provisions of Options upon Initial Public Offering” and the 63% decrease in revenues which was not accompanied by a comparable decrease in cost of revenues. Competitive factors limit the amount we can increase our prices, but our price increases reduced what would otherwise have been a greater decline in gross margin for the nine months ended September 30, 2024. If our prices are too high, the residential customer may not see the value of installing a solar system. We are seeking to reduce the effect of increased prices in raw materials by purchasing in greater quantities. However, to the extent inflation continues or increases, we may not be able to raise prices sufficiently to prevent a further significant decline in our gross margins and the results of our operations.

Compensation costs per employee, excluding stock-based compensation, for sales, marketing and administrative personnel in our United States segment increased approximately 19% for the nine months ended September 30, 2024 compared to the same period in 2023 in response to the increased cost of retaining and attracting talent, and such costs may continue to increase as labor costs in California continue to increase as a result of the inflationary pressures. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to generate business. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to meet competition which would resulting in a lower gross margin and a drop in operating income. Supply chain issues have caused us to periodically stock up on components such as solar panels and battery systems to ensure an adequate supply to meet expected demand, putting pressure on our cash flow. We do not believe that the supply chain issues that affected our operations in prior periods are currently affecting us. We cannot assure you that such delays and increased costs will not affect our business in the future.

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

To the extent that the United States government imposes tariffs on products imported from China or any other foreign country and we are not able to obtain comparable products at a lower cost from domestic suppliers, our costs of these products may increase, and, depending on the tariff, such increase may be substantial.  Such increases may impact both our ability to sell our systems and the price we are able to charge for systems which we sell, which could impair our margins.

Results of Operations

The following tables set forth information relating to our operating results for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands) and as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenue:
Solar energy sales (US)	$5,132	81.1%	$13,326	93.4%	$12,907	78.0%	$39,354	93.9%
LED sales (US)	1,110	17.5%	823	5.8%	3,359	20.3%	2,125	5.1%
Financing (US)	89	1.4%	125	0.8%	284	1.7%	416	1.0%
Total revenues	6,331	100.0%	14,274	100.0%	16,550	100.0%	41,895	100.0%
Cost of revenue:
Solar energy sales	4,118	65.0%	9,631	67.5%	12,201	73.8%	32,092	76.7%
LED sales	956	15.1%	594	4.1%	2,968	17.9%	1,602	3.7%
Total cost of revenues	5,074	80.1%	10,225	71.6%	15,169	91.7%	33,694	80.4%
Gross profit	1,257	19.9%	4,049	28.4%	1,381	8.3%	8,201	19.6%
Operating expenses:
Sales and marketing (US)	140	2.2%	300	2.1%	392	2.4%	964	2.3%
General and administrative (US)	3,517	55.6%	2,188	15.3%	24,242	146.5%	6,565	15.7%
General and administrative (China)	163	2.5%	640	4.5%	591	3.5%	136	0.3%
Goodwill impairment (China)	7,464	117.9%	-	0.0%	7,464	45.1%	-	0.0%
Total operating expenses	11,284	178.2%	3,128	21.9%	32,689	197.5%	7,665	18.3%

Income (loss) from operations (US)	(2,400)	(37.9)%	1,561	10.9%	(23,253)	(140.5)%	672	1.6%
Income (loss) from operations (China)	(7,627)	(120.5)%	(640)	(4.5)%	(8,055)	(48.7)%	(136)	(0.3)%
Equity in income of solar project companies	254	4.0%	452	3.2%	553	3.3%	887	2.1%
Gain on debt extinguishment	13	0.2%	-	0.0%	289	1.7%	13	0.0%
Gain on early termination of lease	-	0.0%	-	0.0%	77	0.5%	4	0.0%
Interest income	206	3.3%	18	0.1%	363	2.2%	53	0.1%
Interest (expense)	(399)	(6.3)%	(329)	(2.3)%	(1,169)	(7.1)%	(1,177)	(2.8)%
Other income (loss), net	387	6.1%	263	1.9%	83	0.6%	183	0.5%
Income (loss) before income taxes	(9,566)	(151.1)%	1,325	9.3%	(31,112)	(188.0)%	499	1.2%
Income tax provision (benefit)	57	0.9%	(141)	(1.0)%	(53)	(0.3)%	149	0.4%
Net income (loss)	(9,623)	(152.0)%	1,466	10.3%	(31,059)	(187.7)%	350	0.8%
Currency translation adjustment	173	2.7%	(43)	(0.3)%	(99)	(0.6)%	(444)	(1.0)%
Comprehensive income (loss)	$(9,450)	(149.3)%	$1,423	10.0%	$(31,158)	(188.3)%	$(94)	(0.2)%

Three and Nine Months Ended September 30, 2024 and 2023

The following table set forth information relating to our revenue and gross profit results for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenue:
Solar energy sales (US)	$5,132	$13,326	$(8,194)	(61.5)%	$12,907	$39,354	$(26,447)	(67.2)%
LED sales (US)	1,110	823	287	34.9%	3,359	2,125	1,234	58.1%
Financing (US)	89	125	(36)	(28.8)%	284	416	(132)	(31.7)%
Total revenues	6,331	14,274	(7,943)	(55.6)%	16,550	41,895	(25,345)	(60.5)%
Cost of revenue:
Solar energy sales	4,118	9,631	(5,513)	(57.2)%	12,201	32,092	(19,891)	(62.0)%
LED sales	956	594	362	60.9%	2,968	1,602	1,366	85.3%
Total cost of revenues	5,074	10,225	(5,151)	(50.4)%	15,169	33,694	(18,525)	(55.0)%
Gross profit	$1,257	$4,049	$(2,792)	(69.0)%	$1,381	$8,201	$(6,820)	(83.2)%

Revenues

Revenues for the three months ended September 30, 2024 were $6.3 million, a decrease of $7.9 million or 55.6% from $14.3 million in the three months ended September 30, 2023. The decrease resulted from a $8.2 million decrease in solar energy and battery sales, offset with a $287,000 increase in LED sales. Our revenue from solar systems decreased from $13.3 million for the three months ended September 30, 2023 to $5.1 million for the three months ended September 30, 2024, a 61.5% decrease.  , primarily as a result of the change in the net metering regulations in April 2023 from NEM 2.0 to NEM 3.0, reflecting a significant surge in 2023 in the consumer demand for solar energy systems for which orders were placed prior to NEM 3.0 becoming effective, generating a backlog of orders which were mostly filled in 2023.  The dramatic decrease in revenue in the three months ended September 30, 2024 also reflects the continued decrease in consumer demand for solar energy systems due to higher interest rates leading to higher borrowing costs as well as the ongoing economic inflation, the effect of which diminishes the appeal of solar as a cost-saving investment for the consumers, which is experienced by the solar industry generally. The decrease in the solar energy and battery sales in the three months ended September 30, 2024 reflects a 56.0% decrease in the number of systems completed and a 71.4% decrease in the wattages deployed. The number of completed systems and the wattages deployed in the three months ended September 30, 2023 reflects incremental business resulting from customers signing solar contracts for solar systems prior to the April 2023 NEM 2.0 deadline in California.  During the three months ended September 30, 2024 and 2023, our battery sales were $208,000 and $124,000, respectively. Battery sales refer to the sale of batteries sold other than as part of a solar system.

Revenues for the nine months ended September 30, 2024 were $16.5 million, a decrease of $25.3 million or 60.5% from $41.9 million in the nine months ended September 30, 2023. The decrease resulted from a $26.4 million decrease in solar energy and battery sales, offset by a $1.2 million increase in LED sales. Our revenue from solar systems decreased from $39.4 million for the nine months ended September 30, 2023 to $12.9 million for the nine months ended September 30, 2024, a 67.2% decrease. As with the decrease in revenue for the three months ended September 30, 2024, the significant decrease reflected the effect of the change in the net metering regulations in April 2023 from NEM 2.0 to NEM 3.0, the prior period sales reflected a significant surge in the consumer demand for solar energy systems generating a backlog of orders which were mostly filled in 2023 as well as the continued decrease in consumer demand for solar energy systems due to higher interest rates leading to higher borrowing costs as well as the ongoing economic inflation.   The decrease in the solar energy and battery sales i in the nine months ended September 30, 2024 reflects a 64.8% decrease in the number of systems completed and a 74.9% decrease in the wattages deployed. The number of completed systems and the wattages deployed in the nine months ended September 30, 2023 reflects incremental business resulting from customers signing solar contracts for solar systems prior to the April 2023 effectiveness of NEM 3.0 deadline in California.  During the nine months ended September 30, 2024 and 2023, our battery only sales were $816,000 and $858,000, respectively. Battery sales refer to the sale of batteries sold other than as a part of a solar system.

We expect the revenue from our residential sales to decrease in 2024, but we are looking to offset the decrease with commercial sales and, commencing in the second quarter of 2024, sales to residential customers through third party leasing companies which can offer favorable terms to customers when compared with third party financing during a time of high interest rates.

Our LED revenue increased by $287,000 or 34.9% to $1.1 million for the three months ended September 30, 2024 from $823,000 for the three months ended September 30, 2023, and by $1.2 million, or 58.1%, to $3.4 million for the nine months ended September 30, 2024 from $2.1 million for the nine months ended September 30, 2023, primarily resulting from the increase in the number of LED projects. LED revenues include LED product sales and LED consulting revenues and are expected to continue to fluctuate based on the number of LED projects awarded which is based on the bidding process and specific customer purchase requirements and timing. The revenue trend from our LED business therefore tends to fluctuate period to period.

We have not originated any loans to our solar customers since early 2020.  As a result, our finance revenue for the three months ended September 30, 2024 and 2023 was $89,000 and $125,000, respectively, and for the nine months ended September 30, 2024 and 2023 was $284,000 and $416,000, respectively, from our portfolio of solar loans.  Finance revenue will decrease as loans in our portfolio are paid and not replaced by new loans.

Cost of revenue and gross profit

Our cost of revenue for the three months ended September 30, 2024 was $5.4 million, a decrease of $5.2 million, or 50.4% from $10,225 for the three months ended September 30, 2023, reflecting the decrease in revenues.  Our cost of revenue for the nine months ended September 30, 2024 was $15.2 million, a decrease of $18.5 million, or 55.0% from $33.7 million for the nine months ended September 30, 2023, reflecting the decrease in revenues. During the nine months ended September 30, 2024, we recognized a one-time non-cash stock-based compensation expense of approximately $1.3 million in cost of revenue as a result of performance options vesting upon our initial public offering on February 12, 2024. Excluding this one-time stock-based compensation expense, cost of revenue decreased 58.7% from $33.7 million in the nine months ended September 30, 2023 to $13.9 million in the nine months ended September 30, 2024. Gross margin decreased to 19.9% for the three months ended September 30, 2024 from 28.4% in the three months ended September 30, 2023, and 8.3% for the nine months ended September 30, 2024 from 19.6% in the nine months ended September 30, 2023, primarily as result of the decreased sales in the current period while the labor components of the cost remain fixed which adversely impacted the gross margin. We have no cost of revenue with respect to interest income on customer loans.

Operating expenses

Sales and marketing expenses for the three months ended September 30, 2024 decreased to $140,000, a decrease of $160,000, or 53.3%, from $300,000 in the comparable period of 2023. Sales and marketing expenses were 2.2% of revenue for the three months ended September 30, 2024 compared to 2.1% for the three months ended September 30, 2023. Sales and marketing expenses for our United States segment for the nine months ended September 30, 2024 decreased to $392,000, a decrease of $571,000, or 59.3%, from $964,000 in the comparable period of 2023. Sales and marketing expenses in the United States were 2.4% of revenue for the nine months ended September 30, 2024 compared to 2.3% for the nine months ended September 30, 2023. Our sales and marketing expenses in the United States may fluctuate from time to time based on the types of marketing and promotion initiatives we deploy. Our China segment did not incur sales and marketing expenses for the three and nine months ended September 30, 2024 and 2023.

General and administration expenses for the United States segment for the three months ended September 30, 2024 increased $1.3 million or 60.7% to $3.5 million compared to $2.2 million for the three months ended September 30, 2023, representing 55.6% of revenue for the three months ended September 30, 2024 compared to 15.3% of revenue for the three months ended September 30, 2023. The increase during the three months ended September 30, 2024 is principally attributed to the stock compensation expense recognized as a result of the vesting in August 2024 of 264,650 shares of restricted stock previously issued to two former consultants. Additionally, the quarter to quarter increase reflects the increase in compliance costs associated with being a publicly-traded company beginning in February 2024 and the incremental compensation related to full-time headcounts as we hired employees in 2023 to manage sales though dealers who are selling on the Company’s behalf.   We have decreased our headcount as a result of the decrease in orders reflected in our reduced revenue in the 2024 period. The increase in the percentage in the three months ended September 30, 2024 is primarily attributed to the large decline in revenue in the 2024 period compared to the comparable prior of 2023.

During the nine months ended September 30, 2024, our United States operations recognized a one-time stock-based compensation expense of approximately $17.3 million in general and administrative expense as a result of performance options vesting of 5,898,137 option shares upon our initial public offering in February 2024 and the vesting in August 2024 of 264,650 restricted shares granted to two former consultants. Excluding the stock-based compensation expense, general and administrative expenses for the United States segment for the nine months ended September 30, 2024 increased by $406,000 to $7.0 million compared to $6.6 million for the nine months ended September 30, 2023. General and administrative expenses were 15.7% of revenue for the nine months ended September 30, 2023, compared to 42.1% for the nine months ended September 30, 2024. Our overall increase in general and administrative expenses in 2024 reflects the cost of compliance and other regulatory costs associated with being a public reporting company. All of our corporate overhead, other than overhead directly related to the China segment, is allocated to the United States segment.

General and administrative expenses relating to the China segment were $164,000 in the three months ended September 30, 2024 compared to $640,000 in the three months ended September 30, 2023, and $591,000 in the nine months ended September 30, 2024, as compared with $136,000 in the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we had a $1.1 million recovery of previously reserved receivable on one of our projects for SPIC as a result of the settlement of a legal proceeding.

During the three and nine months ended September 30, 2024, as a result of the continued headwinds facing China's economy post the pandemic and the economic indicators seem to indicate further future contraction, all of which will have a direct impact on our ability to generate new businesses in our China segment in the foreseeable future, accordingly, we recognized a $7.5 million impairment loss related to goodwill that originated in our 2015 business combinations.

Income (loss) from operations

As a result of the factors described above, our loss from operations for the United States segment was $2.4 million for the three months ended September 30, 2024, compared to income from operations of $1.6 million for the three months ended September 30, 2023, and a loss from operations of $23.3 million for the nine months ended September 30, 2024, compared to income from operations of $673,000 in the nine months ended September 30, 2023. Our loss from operations for the China segment was $7.6 million for the three months ended September 30, 2024, compared to a loss from operations of $640,000 for the three months ended September 30, 2023, and a loss from operations of $8.1 million for the nine months ended September 30, 2024, compared to a loss from operations of $136,000 in the nine months ended September 30, 2023.

The consolidated loss from operations was $10.0 million for the three months ended September 30, 2024 compared to a consolidated income from operations of $920,000 for the three months ended September 30, 2023, and a consolidated loss from operations of $31.3 million for the nine months ended September 30, 2024 compared to a consolidated income from operations of $537,000 for the nine months ended September 30, 2023.

Equity in income (loss) from unconsolidated entities

Equity in income from unconsolidated entities relates to our China segment and comprises the equity in income from three unconsolidated project companies in which we have a non-controlling 30% interest. The equity in income reported for the three months ended September 30, 2024 was $254,000 compared to $452,000 in the three months ended September 30, 2023, a decrease of $(198,000) or 43.8%. The equity in income for the nine months ended September 30, 2024 was $553,000, compared to $887,000 in the nine months ended September 30, 2023, a decrease of $334,000 or 37.7%. The change period over period correlates with the lower power production in the Guizhou region in China, which can vary from year to year depending on the weather.

Gain on debt extinguishment

Gain on debt extinguishment for the three months ended September 30, 2024 was $13,000 and for the nine months ended September 30, 2024 was $289,000. During the three months ended September 30, 2024, we exchanged a 3% secured EB-5 notes payable to related party in principal amount of $500,000 to 4% convertible notes, resulting in gain on debt extinguishment of approximately $13,000. During the nine months ended September 30, 2024, we exchanged $5.5 million of secured EB-5 notes payable to related party to 4% convertible notes in the same principal amount, resulting in gain on debt extinguishment of $147,000, and settled $500,000 principal amount of 4% convertible note for a gain of approximately $142,000. The gain on debt extinguishment for the three months ended September 30, 2023 was zero and for the nine months ended September 30, 2023 was $13,000, representing the gain on exchange of $500,000 principal amount of EB-5 notes for a convertible note in the same principal note.

Interest expense, net

Interest expense, net, for the three months ended September 30, 2024 was $193,000, a decrease of $118,000 or 37.9%, from the three months ended September 30, 2023. Interest expense, net, for the nine months ended September 30, 2024 was $805,000, a decrease of $319,000, or 28.4%, from the nine months ended September 30, 2023. Our interest expense in the nine months ended September 30, 2024 primarily includes interest at 3% on two loans from related parties in the United States with a total principal balance of $11.5 million at September 30, 2024, interest at 4% on convertible notes issued to former limited partners of CEF in transactions in which the former limited partners of CEF accepted a 4% convertible note issued by SolarMax and the subsidiary that borrowed the funds from CEF with an aggregate principal balance of $16.3 million at September 30, 2024,  interest at 8% on promissory notes issued to SMX Property (a related party) due in October 2024 with a principal balance of $1.4 million at September 30, 2024, interest at 6% on a promissory note issued to an unrelated individual due in December 2024 with a principal balance of $2.0 million at June 30, 2024, and interest at 12% on a promissory note issued to an unrelated investment company due in November 2024 with a principal balance of $900,000. The convertible notes issued to the former limited partners of CEF were issued as payment of the former limited partner’s capital account in CEF and replace debt of an equal amount that had been due to CEF. The notes are secured by the same collateral as the notes to CEF. Our interest income in the nine months ended September 30, 2024 includes interest earned on $7.0 million promissory notes receivable at 8.0% in the United States segment due June 1, 2024, extended to September 25, 2024 and further extended to December 31, 2024, and interest earned on RMB 5.0 million (approximately $688,000) promissory notes receivable at 5% in the China segment due June 25, 2024, extended to September 25, 2024 and further extended to December 25, 2024.

Other income (expenses), net

During the three months ended September 30, 2024, other income, net was $387,000 consisting primarily of $371,000 of foreign currency transaction gains for our United States segment intercompany receivable denominated in the Chinese currency. During the three months ended September 30, 2023, other income, net was $263,000 consisting of $277,000 of sublease income, partially offset by $57,000 of foreign currency transaction losses for our United States segment intercompany receivable denominated in the Chinese currency.

During the nine months ended September 30, 2024, other income, net was $81,000 consisting primarily of a $85,000 of foreign currency transaction gains for our United States segment intercompany receivable denominated in the Chinese currency, a $30,000 loss associated with the write-off of legal settlement receivable as a result of the debtor's bankruptcy, and a gain on disposal of property in the amount of $14,000. During the nine months ended September 30, 2023, other expense was $182,000, consisting primarily of $264,000 of gain on insurance settlement related the fire claim at the Riverside headquarters for the United States segment, $48,000 of income related to the foreign currency transaction gain for our United States segment intercompany receivable denominated in the Chinese currency, offset with $17,000 of expense related to a legal settlement involving a former employee.

Income tax benefit (provision)

For the three months ended September 30, 2024 and 2023, our United States segment reported an income tax expense of $0 and $0, respectively, attributable to state minimum tax liabilities. For the nine months ended September 30, 2024 and 2023, our United States segment reported an income tax expense of $6,000 and $6,000, respectively, attributable to minimum state tax liabilities.

For the China segment, an income tax benefit of approximately $57,000 and an income tax expense of $141,000 was reported for the three months ended September 30, 2024 and 2023, respectively. For the China segment, an income tax benefit of approximately $59,000 and an income tax expense of $143,000 was reported for the nine months ended September 30, 2024 and 2023, respectively, arising from profitable operations subject to China income tax.

Net income (loss)

As a result of the foregoing, we had consolidated net loss of $9.6 million or $(0.21) per share (basic and diluted) for the three months ended September 30, 2024, compared with a consolidated net income of $1.5 million or $0.04 per share (basic and diluted) for the three months ended September 30, 2023.

As a result of the foregoing, we had consolidated net loss of $31.1 million, or $(0.71) per share (basic and diluted), for the nine months ended September 30, 2024, compared with a consolidated net income of $0.3 million, or $0.01 per share (basic and diluted), for the nine months ended September 30, 2023.

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

As a result of foreign currency translations, which are non-cash adjustments, we reported net foreign currency translation losses of $173,000 and $43,000 for the three months ended September 30, 2024 and 2023, respectively, and losses of $99,000 and $444,000 for the nine months ended September 30, 2024 and 2023, respectively.

 Liquidity and Capital Resources

The following tables show consolidated cash flow information for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,		$ Increase
	2024	2023	(Decrease)
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$(7,819)	$(389)	$(7,430)
Net cash provided by (used in) investing activities	(7,692)	(6)	(7,686)
Net cash provided by (used in) financing activities	13,856	22	13,834
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,742)	23	(1,765)
Net increase (decrease) in cash and cash equivalents and restricted cash excluding foreign exchange effect	$(1,655)	$(374)	$(1,281)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $7.8 million, compared to net cash used by operating activities for the nine months ended September 30, 2023 of $0.4 million. The cash used in operations for the nine months ended September 30, 2024, resulting from our net loss of $31.1 million, increases in non-cash expense from increases of $18.5 million in stock-based compensation expenses and an increase of $7.5 million in China goodwill impairment loss, and an increase of $3.4 million in cash use for our operating assets and liabilities.  During the nine months ended September 30, 2024, our operating assets and liabilities used $3.5 million in cash, compared to $1.8 million of cash used in the nine months ended September 30, 2023.

Net cash used by operations for the nine months ended September 30, 2023 of $389,000 resulted from net loss of $350,000, increased by a $2.0 million decrease in cash from contract assets, $3.6 million decrease in cash from other receivables and current assets, with an offset from $740,000 increase in cash from accounts receivable, $3.1 million increase in cash from customer loans receivable, $1.6 million increase in cash from inventories, $27,000 increase in cash from other assets, $1.4 million increase in cash from accounts payable, $1.0 million decrease in cash from operating lease liabilities, $2.3 million increase in cash from contract liabilities, $3.5 million decrease in cash from accrued expenses and other payables, and $1.1 million decrease in cash from other liabilities. We expect the fluctuations of working capital over time to vary based on the construction status and the related contractual billings of the projects in progress.

Non-cash adjustments changes:

●	$334,000 net increase resulting from equity in income from our equity investments.

●	$13,000 net decrease in depreciation and amortization expense which includes loan and debt discounts amortization.

●	$276,000 net decrease from the reduction in gain on debt extinguishment.

●	$73,000 decrease from the gain on early termination of leases

●	$240,000 decrease in expenses associated with loss provisions for bad debts, loan losses, inventories, warranty, customer care and production guaranty.

●	$102,000 decrease in deferred income taxes.

●	$18.5 million increase in stock-based compensation expense

●	$7.5 million increase in goodwill impairment loss

Changes in operating assets and liabilities:

●	$3.3 million increase in net cash inflow from accounts receivable, other receivables and current assets

●	$1.9 million decrease in net cash inflow from inventories.

●	$1.4 million decrease in net cash inflow from customer loans receivable.

●	$2.0 million decrease in cash inflows from accounts payable.

●	$0.9 million increase in cash from accrued expenses and other payables and other liabilities.

●

$2.3 million decrease in net cash from contract liabilities related to projects for which the performance obligations have not been satisfied under the revenue recognition standard which became effective January 1, 2019.

●

$2,137,000 increase in net cash from contract assets related to projects for which the performance obligations have not been satisfied under the revenue recognition standard which became effective January 1, 2019.

●	$57,000 decrease in net cash from operating lease liabilities.

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2024 was approximately $7.7 million, consisting of $7.7 million of short-term investment in three promissory notes (of which $713,000 relates to the China segment), offset by $21,000 of cash proceeds received from disposal of property and equipment. Net cash used by investing activities for the nine months ended September 30, 2023 was 6,000, consisting of cash received of $22,000 related to the disposal of property and equipment, offset by $28,000 used in the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $13.9 million, consisting of $18.6 million of net cash proceeds from the initial public offering completed in February and March 2024, $900,000 loan proceeds from a new short term borrowing, offset by $5.3 million principal payments on convertible notes in the United States segment.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $22,000, consisting of $4.1 million principal payments on convertible notes in the United States segment, $40,000 payments on other borrowings and equipment leases in the United States segment, and $2.2 million payment to Uonone, offset by $6.7 million of proceeds from Uonone, related to legal settlement received by SolarMax on Uonone’s behalf in the China segment.

Cash and Cash Equivalents and Restricted Cash

The following table sets forth, our cash and cash equivalents and restricted cash held by our United States and China segments at September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023

US Segment
Insured cash	$887	$819
Uninsured cash	155	813
	1,042	1,632
China Segment
Insured cash	109	296
Uninsured cash	-	966
	109	1,262
Total cash and cash equivalents & restricted cash	1,151	2,894
Less: Cash and cash equivalents	871	2,539
Restricted cash	$280	$355

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

We invested $7,000,000 from the proceeds of our initial public offering in an 8% promissory note issued by Webao Limited, a Hong Kong based social media company.  The initial maturity was June 1, 2024 and, at the request of the maker, it was extended to September 25, 2024 and further extended to December 31, 2024.  Our China segment invested RMB 5,000,000, or approximately $688,000, in a 5% note issued by Qingdao Xiaohuangbei Technology Co., Ltd., a PRC-based company.  The initial maturity was June 25, 2024 and, at the request of the maker, it was extended to September 25, 2024 and further extended to December 25, 2024.  These notes are shown on our balance sheet as short-term investments. Maintaining any significant portion of our cash in non-financial institutions, which do not have any of the protections provided United States banks and which have requested extensions of the payment date, is subject to adverse conditions in the financial or credit markets, which could impact access to our invested cash and could adversely impact our operating liquidity and financial performance.

Borrowings

At September 30, 2024, our current liabilities included secured convertible notes in the principal amount of $9.2 million, secured notes to related parties of $7.9 million and unsecured notes payable of $2.9 million.

Contemporaneously with the execution of our lease with 3080 Landlord and the termination of our former lease with SMXP, we issued two two-year 8% notes to SMXP. Both notes provide for quarterly payments of interest during the term with the principal being due at maturity on October 10, 2024 which was extended to October 10, 2025.  One note, in the principal amount of $414,581, was issued to pay past due rent under our former lease with SMXP for the period June 1, 2022 to October 12, 2022. The second note, for $944,077 was issued to finance our security deposit ($809,209) and one month’s rent under our lease with 3080 Landlord.

In June 2024, our United States LED subsidiary borrowed $900,000 at a fixed interest rate of 12% from a non-affiliated party for working capital purposes.  The note was due on November 10, 2024 which was extended to December 31, 2024 at our request.

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

The loans from CEF and CEF II become due, as to the investment of each limited partner, four years from the date of the loan and may be extended as may be necessary to meet applicable USCIS immigrant investor visa requirements, which will be the date that the limited partner is eligible for a green card. Under the limited partnership agreements for CEF and CEF II, the limited partners have the right to demand repayment of their capital account when the petition is approved, which demand may trigger a maturity of the loan from CEF or CEF II in the amount of the limited partner’s investment. The initial four-year term of notes in the principal amount of $55.5 million, which were issued to CEF and CEF II, and had expired prior to December 31, 2023 and are on extension until the limited partners meet applicable immigrant investor visa requirements. We cannot determine the period of the extensions. As of September 30, 2024, limited partners whose capital contributions funded loans of $41.5 million had received their green card approval and their extensions expired and one limited partner whose capital contribution funded $500,000 had withdrawn from CEF II and the limited partner’s capital contribution was returned. The petitions of limited partners of CEF whose capital contribution funded loans of $3.5 million are pending.

As the loans matured and the limited partners requested return of their capital contribution, we offered the limited partners, in lieu of the payment by the limited partnership, a convertible note with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to CEF. As of September 30, 2024, we had issued convertible notes in the principal amount of $37.5 million to former limited partners of CEF, of which principal payments of $21.1 million had been made on the anniversary of the respective dates of issuance, and convertible notes in the principal amount of $2.5 million had been purchased by us for $1.8 million, leaving convertible notes in the principal amount of $16.3 million outstanding. As of September 30, 2024, notes to CEF and CEF II in the aggregate principal amount of $11.5 million were outstanding and convertible notes in the principal amount of $16.3 million were outstanding.

Other Debt Obligations

We have a loan for $2.0 million from an unrelated party bearing interest rate at 6% per annum which becomes due at December 31, 2024. This loan had been extended periodically since the original maturity date of April 30, 2021.

Contractual Obligations

Borrowings

Principal maturities for the financing arrangements as of September 30, 2024 are as follows (dollars in thousands):

For the year ending December 31,	Bank and Other Unsecured Loans	EB5 Related Party Loans	Notes Payable - Related Party	Convertible Notes	Total
2024 (remainder of)	$2,900	$2,500	$1,359	$3,680	$10,439
2025	-	4,000	-	6,190	10,190
2026	-	5,000	-	2,990	7,990
2027	-	-	-	1,590	1,590
2028	-	-	-	1,100	1,100
Thereafter	-	-	-	700	700
Total	$2,900	$11,500	$1,359	$16,250	$32,009

Operating Leases

Future minimum lease commitments for office facilities and equipment for each of the next five years as of September 30, 2024, are as follows (dollars in thousands):

For the year ending December 31,	Total
2024 (remainder of)	$444
2025	1,726
2026	1,768
Total	$3,938

Employment Agreements

On October 7, 2016, we entered into an employment agreement with our chief executive officer, David Hsu, for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreements provide for an annual salary with an increase of not less than 3% and an annual bonus in restricted stock and cash equal to a specified percentage of consolidated revenues for each year. Mr. Hsu’s annual salary for 2023 was $716,431, and his salary for 2024 is at the annual rate of $737,924. We also owe Mr. Hsu $675,000 as the cash payment in connection with his exchange of 1,348,213 restricted shares of common stock for options to purchase 1,428,432 shares of common stock at $5.01 per share and a cash payment of $675,000, which was initially payable by December 15, 2019 and has been extended and is now due commencing on February 27, 2025 in twelve equal monthly installments. In addition, at September 30, 2024, we owed Mr. Hsu $1,833,378, representing deferred salary from 2019, 2020, 2021, 2022, 2023, and 2024 and cash bonuses deferred from 2017 and 2018. Mr. Hsu waived his bonus for 2019, 2020, 2021, 2022, and 2023 as part of the suspension of incentive programs for key employees, and he agreed that the $1,833,378 deferred salary and bonus be paid in twelve equal monthly installments with the first payment becoming due on February 27, 2025.

Cash Requirements

We require substantial funds for our business, and we believe that the cash and cash equivalents and short-term investment, together with cash generated by our operations should enable us to meet our cash requirements for at least the twelve months from the date of this report. However, we cannot assure you that we will not require additional funds to meet our commitments or that funds will be available on reasonable terms, if at all. We have significant debt obligations which mature or may mature during the next year. We have extended our loan obligation to an unrelated third party for $2.0 million to December 31, 2024 and, with respect to the loans made under the EB-5 program, as described above, we are seeking to refinance the loans through the issuance of secured subordinated convertible notes to the limited partners of the lenders. We also have obligations to Mr. Hsu described above, approximately $2.5 million of which will be paid in twelve equal monthly installments with the first payment becoming due on February 27, 2025. We cannot assure you that we will be able to negotiate extensions to our loans or refinancing of our EB-5 debt. The willingness of the limited partners of CEF and CEF II to accept convertible notes rather than a cash payment of their investment in the limited partnership may be affected by their perception of our performance and the performance of our common stock, including our low stock price and the possibility of our being delisted from Nasdaq, as well as their perception that they could get a more favorable result with litigation. We cannot assure you that such financing will be available on acceptable, if any terms, which would impair our ability to develop our business. The low price of our common stock may make it difficult for us to issue convertible notes that are convertible at a discount from the market price of our common stock.  Our financial statements for the year ended December 31, 2023 and the nine months ended September 30, 2024 have a going concern paragraph.

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

Our China segment did not complete any new projects in 2021, 2022 or 2023 and did not generate any revenue since 2022.   As of September 30, 2024, we did not have any contracts for the China segment and we were no engaged in any active negotiations with respect to potential contracts.  As a result of the continued economic downturn in China that directly impacts our ability to generate new businesses in the foreseeable future and the absence of any agreements or negotiations for agreements at September 30, 2024, we recognized an impairment charge for the entire balance of the goodwill for our China segment of $7.5 million for the three and nine months ended September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weakness, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the condensed consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Material Weakness

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's financial statements will not be prevented or detected on a timely basis.

Lack of adequate controls enabling us to identify the change in the status of the permit-to-operate field in the system, which affects recognition of revenue, coupled with lack of any monitoring and review controls to identify changes to the permit-to-operate field resulted in a material audit adjustment during the quarter ended September 30, 2024. The adjustment to revenue in the third quarter was corrected in the financial statements included in this quarterly report. Additionally, a manual detective control related to the contract asset accrual calculation, which would have facilitated a review of the accrual against all previously billed projects to flag for projects previously billed, has not been designed by us.

Changes in Internal Control over Financial Reporting

Subsequently to the revenue adjustment described under “Material Weakness,” management added additional controls into its accounting processes and closing procedures and believes the additional controls will enable us to detect changes the error of this nature in the future. Further, the identified overstatement error has been remediated and corrected in the condensed consolidated financial statements for the periods ended September 30, 2024.

Other than the additional controls added to the revenue process to address the identified error caused by a unique situation and the underlying control deficiency uncovered during the three months ended September 30, 2024, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2024, the Company issued convertible notes in the principal amount of $5,500,000 to former limited partners of CEF and CEF II pursuant to exchange agreements with the former limited partners.  These notes have a conversion price ranging from $0.66 per share to $9.07 per shares.  The convertible notes were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 5. Other Information

During the three months ended September 30, 2024, no officer or director adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

SOLARMAX TECHNOLOGY, INC

Date: November 14, 2024	By:	/s/ David Hsu
David Hsu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen Brown
Stephen Brown, Chief financial Officer
(Principal Financial Officer)

