Form 10-K
period 2024-12-31
SolarMax Technology, Inc.
filed 2025-03-31
CIK 1519472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

___________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2024 to December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,” "accelerated filer,” "smaller reporting company,” and "emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $107,315,062, based on the closing price of the common stock on June 28, 2024.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 45,832,658 shares of common stock as of March 31, 2025.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in "Item 1A. Risk Factors,” "Item 7. Management Discussion and Analysis of Financial Condition and Result of Operations,” and "Item 1. Business” sections of this annual report. In some cases, you can identify these forward-looking statements by terms such as "anticipate,” "believe,” "continue,” "could,” "depends,” "estimate,” "expects,” "intend,” "may,” "ongoing,” "plan,” "potential,” "predict,” "project,” "should,” "will,” "would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

Our operations and business prospects are always subject to risks and uncertainties including, among others:

•	Our ability to obtaining any financing we may require;

•

Our ability to pay or finance our existing debt, including debt to related parties and the debt issued pursuant to the EB-5 immigration regulations, and the potential market impact of our proposed refinancing of our EB-5 debt through the issuance of secured convertible notes and the issuance of common stock upon conversion of the $16.5 million principal amount of outstanding convertible notes at March 15, 2025 as well as any convertible notes which may be issued in the future;

•

Our ability to enter into agreements for the construction of commercial solar installation as well as solar farms in China and to price such agreements in a manner to enable us to make a profit on the transaction;

•	Our ability to collect that $6.8 million receivable from State Power Investment Corporation Guizhou Jinyuan Weining Energy Co., Ltd (“SPIC”), which relates to services performed prior to 2022;

•

If we develop our business in China, our dependence for revenue for our China segment on agreements with SPIC, which is a large state-owned enterprise under the administration of the Chinese government and which was the sole source of revenue for our China segment from mid-2010 through 2021, and a related party, which accounted for most of our revenue in our China segment prior to 2019 and has not been a customer since 2019, and our ability to attract new clients’ solar projects in China, failing which we may need to discontinue our China operations;

•

The availability of tax incentives and other benefits sufficient to justify a customer’s purchase of a solar system and the continuation of government policies that encourage renewable energy such as solar;

•	The effects of tariffs and changes in trade policy on components for solar and LED systems;

•	Our ability to comply with present and future laws and regulations of China to the extent that we engage in business or have assets in China;

•	The ability of the solar user to sell excess power to local utility companies on reasonable terms;

•	The effect of the adoption by California of NEM 3.0 net metering laws on the market for residential solar systems in California;

•	Assumptions regarding the size of the available market, benefits of our products, product pricing, timing of product installations;

3

•

Our ability to implement an effective financing program with third party leasing companies that enable us to generate revenue from customers in the United States segment who desire to finance their purchase of a system from us;

•	Our dependence upon our chief executive officer;

•	Competition with both local utility companies and other companies offering electricity service as well as other solar energy companies;

•	The effect of changes in climate and weather patterns in the areas we serve, including the effects of increased wildfires and floods in California;

•	Delays in our ability to purchase solar panels and other raw materials for our systems;

•	The effect that changes of government regulations affecting fossil fuel and renewable energy and trade and tariff policies have on the solar power industry;

•	Our ability to engage and retain qualified executive and management personnel as we seek to expand our operations in the United States and to recommence or operations in China;

•	Our ability to reduce our costs and expenses;

•	Our ability to operate profitably;

•

The effect of prices of raw materials, including solar panels, and our ability to source raw materials at reasonable prices and the effect on our costs of inflationary pressure and supply chain issues which may increase our cost without being able to pass on the increased cost to customers;

•	Our compliance with all applicable regulations;

•	Our ability to install systems in a timely manner;

•

Our ability to develop and maintain an effective system of disclosure controls and internal control over financial reporting, and our ability to produce timely and accurate financial statements and comply with applicable regulations;

•	Our ability to operate without infringing the intellectual property rights of others;

•	Our ability to comply with applicable secrecy laws;

•

The effect of general economic and financial conditions in the United States, China and the rest of the world as well as the relationship between the United States and China, including trade disputes between the United States and China, which could adversely affect our operations;

•	Other factors which affect the solar energy industry in general;

•	Any financing which we may seek not being subject to filing with the China Securities Regulatory Commission (“CSRC”) or, if filing is required, obtaining approval of the CSRC;

•

The effect of any other pandemic or epidemic and the steps taken by governments in California and China as well as other states in which we seek to develop commercial projects to address the pandemic or epidemic, including business closures; and

•	Other factors which affect companies in the solar industry and companies with significant operations in China.

The forward-looking statements in this annual report represent our views as of the date of this annual report. We anticipate that subsequent events and developments will cause our views to change. We have no current intention to update this information except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

Part I

Item 1. Business

Introduction

We are an integrated solar and renewable energy company. A solar energy system retains the direct current (DC) electricity from the sun and converts it to alternating current (AC) electricity that can be used to power residential homes and commercial businesses. The solar business is based on the ability of the users of solar energy systems to save on energy costs and reduce their carbon imprint as compared with power purchased from the local electricity utility company. We were founded in 2008 to engage in the solar business in the United States, where our business is primarily conducted.  Our primary business consists of the sale and installation of photovoltaic and battery backup systems for residential and commercial customers sales of LED systems and services to government and commercial users.  We also generate revenue from financing the sale of our photovoltaic and battery backup systems.  Since early 2020, because we did not have the capital to support such operations, we suspended making loans to our solar customers, and we are not currently financing the purchase of solar systems and we do not anticipate engaging in such activities in the near future, if at all. Our finance revenue reflects revenue earned on our current portfolio, with no new loans having been added since early 2020.

In 2015, we commenced operations in the PRC with the acquisition of two subsidiaries –Chengdu Zhonghong Tianhao Technology Co., Ltd. ("Chengdu ZHTH”), which is a subsidiary of SolarMax Technology (Shanghai) Co. Ltd. (together with its subsidiaries thereunder, "ZHTH”), and Jiangsu Zhonghong Photovoltaic Electric Co., Ltd. ("ZHPV”).  We did has not generate any revenue from our China segment subsequent to 2021, and the China segment does not have any projects or agreements as of the date of this report.  All of our revenue the year ended December 31, 2022, 2023 and 2024 was generated by our United States segment, and our cost of revenue related to our United States segment.

We are seeking to offset our decline in residential solar sales in California for the year ended December 31, 2024 as compared with the 2023 by marketing sales of larger systems to commercial users both in California and in other states; however, we cannot assure you that we will be successful in marketing to commercial users.  As of the date of this annual report, we do not have any contracts for major commercial solar projects. Although we have non-binding memoranda of understanding, letter of intent or term sheets with respect to four proposed projects, all of which are subject to the negotiation of definitive agreements, and some of the projects require the identification of a financing source to provide the full financing for the project.  We cannot assure you that any of these projects or any other projects will be completed, that we will generate a gross profit from any commercial projects or that we will be successful in developing our commercial business as planned if at all.

Prior to 2022, ZHTH was engaged in project development. ZHPV’s core business was to provide engineering, procurement and construction (“EPC”) services. In order to build a solar farm in China it is first necessary to obtain a permit, which covers a specific location. ZHTH and ZHPV establish special subsidiaries to own and acquire a permit for a solar farm. We refer to these subsidiaries as project subsidiaries. When a buyer of a project is identified, we sell to the buyer the equity in the project subsidiary that holds the permit for that specific solar farm project, and the buyer of the project engages ZHPV for the EPC work. The purchase price for the project subsidiary is an amount approximating the project subsidiary’s net assets. Accordingly, we do not generate a material gain or loss from the sale of the project subsidiaries and our revenue is primarily generated by our EPC services. The sale of the equity in the project subsidiaries is part of the normal course of our operations in China. Because Chinese government regulations prohibit the sale of the permit relating to a solar farm, it is necessary for us to sell the equity in the project subsidiary to effectuate the transfer of the ownership of the solar farm and the permit to the buyer. From mid 2019 to 2021, our China segment was dependent upon one customer, SPIC, a state-owned enterprise.  We have not generated any revenue from our China segment since mid-2021.  At December 31, 2024, we had an outstanding receivable from SPIC of approximately $6.8 million which relates to projects completed prior to 2022.  Although we believe the receivable will be substantially collected, we can give no assurance as to when or whether we will collect the full amount. At December 31, 2024, we increased our bad debt reserve relating to this receivable as a result of initial arbitration meetings during 2024.  Further, as a result of a decrease in China’s tax revenue and other sources of funds, we cannot assure you that SPIC will pay the amount due to us or enter into any future agreements with us.

Although we intend to seek to negotiate contracts with SPIC and other Chinese entities, our ability to obtain contracts may be dependent upon China’s priorities, our status as a United States company and trade relations between the United States and China may affect our ability to generate business for SPIC or other Chinese companies  and we cannot assure you that we will be able to negotiate any such contracts, in which event it may be necessary for us to discontinue our Chinese segment.

Initial Public Offering

In March 2024, we issued 5,039,950 shares of common stock in our initial public offering at a public offering price of $4.00 per share less a 6% underwriting discount pursuant to an underwriting agreement (the “Underwriting Agreement”) with Kingswood, a division of Kingswood Capital Partners, LLC (the “Representative”), as representative of the underwriters. The shares issued include the partial exercise of the underwriters’ overallotment option.  Pursuant to the Underwriting Agreement, we paid the Representative a 1% non-accountable expense allowance and reimbursed the Representative for certain accountable expenses of $175,000.  The aggregate gross proceeds from the offering was approximately $20.2 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by us. Net proceeds from our initial public offering of approximately $18.6 million reflects the gross proceeds net of underwriting discounts, the non-accountable expense allowance, accountable expenses of the underwriters that were paid by the Company and other expenses that were deducted from gross proceeds at the closing.

Pursuant to the Underwriting Agreement, we issued to the Representative warrants (the “Representative’s Warrants”) to purchase 403,196 shares of common stock at an exercise price of $4.80 per share, the Representative’s Warrants were fully exercised on a cashless basis. Based on the formula for cashless exercise, the Company issued a total of 207,311 shares of common stock, and, as a result of the exercise, no Representative’s Warrants remained outstanding.

The net proceeds of $18.6 million from our public offering were used as follows:

•	approximately $800,000 to make payments due to our former executive vice president and $100,000 million to a former employee pursuant to our agreements with them;

•	$7.0 million invested in an 8% promissory note issued by a Hong Kong based social media company; and RMB 5,000,000, or approximately $688,000, in a 5% note issued by a PRC-based company;

•	and the balance used for working capital, which included $5.5 million principal payments on convertible notes and $276,000 payment on legal settlement with former EB-5 noteholders.

Our Corporate Structure

We are a Nevada corporation formed in January 2008.  We have four wholly-owned subsidiaries in the United States: SolarMax Renewable Energy Provider, Inc., SolarMax Financial, Inc. ("SolarMax Financial”), SolarMax LED, Inc. ("LED”) and SMX Capital, Inc. ("SMX Capital”).

Our wholly-owned subsidiaries outside the United States are Accumulate Investment Co. Ltd. (BVI), a British Virgin Islands corporation ("Accumulate’), SolarMax Technology Holdings (Hong Kong) Limited, a Hong Kong corporation ("SolarMax Hong Kong”), Golden SolarMax Finance Co., Ltd, a Chinese corporation ("Golden SolarMax”) which was liquidated in June 2024, and SolarMax Technology Holdings (Cayman) Limited, a Cayman Islands corporation ("SolarMax Cayman”).

Accumulate has one wholly-owned subsidiary, Accumulate Investment Hong Kong, a Hong Kong corporation, which has one wholly-owned subsidiary, ZHPV.

SolarMax Hong Kong has one wholly-owned subsidiary, SolarMax Shanghai. SolarMax Shanghai is a wholly foreign-owned entity, which is referred to as a WFOE. SolarMax Shanghai currently no significant subsidiaries.  We refer to SolarMax Shanghai and its subsidiaries collectively as ZHTH.

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

United States Operations

Solar Energy Systems

The photovoltaic market in the United States has experienced significant growth with the help of the Inflation Reduction Act, with solar accounting for approximately 16% of the country’s electricity generation. Solar remains the fastest-growing renewable energy source in the U.S., with projections estimating that total installed solar capacity will exceed 250 GW by 2030, contributing substantially to the nation’s clean energy goals. The U.S. solar market is expected to be valued at over $125 billion by 2030 as investment in large-scale utility projects and distributed generation continues to expand.  However, the market for solar energy may be affected by federal and state regulations and policies, including state regulations such as California’s NEM 3.0, which has resulted in reduced solar energy sales since its introduction in 2024, and any federal policies that favor petroleum-based energy and nuclear energy at the expense of renewable energy such as solar and wind.

California remains the leading state for installed solar capacity, currently accounting for more than 26% of the net generation for solar installations in the United States for 2024 based on United States Energy Information Administration statistics. The state has set ambitious renewable energy targets, with legislation requiring 100% clean electricity by 2045, far surpassing its previous 50% renewable energy goal by 2050. 1

We design, install and sell high performance photovoltaic solar energy systems and battery systems, and we have installations at more than 12,000 homes and businesses. A photovoltaic system generates electricity directly from sunlight via an electric process that occurs naturally in certain types of materials. A system consists of one or more photovoltaic modules and an inverter. Photovoltaic modules, which are manufactured in different sizes and shapes, generate direct current (DC) electricity. The electricity current is then fed through an inverter to produce the alternating current (AC) electricity that can be used to power residences and commercial businesses. The major components of our solar energy systems include solar panels that convert sunlight into electrical current, inverters that convert the DC electrical output from the panels to AC current compatible with the electric grid, racking that attaches the solar panels to the roof or ground and electrical hardware that connects the solar energy system to the electric grid. The battery systems we sell are rechargeable and can be used not only to store solar energy for backup protection when the power grid goes down, but also to reduce the reliance on the electrical grid by storing solar energy to be used when the sun in not shining or when power costs are the highest during the day. We currently install solar systems only in California.  Although we are negotiating for the installation of commercial in other states, as of the date of this annual report we do not have any contracts for these commercial installations and we cannot assure you that we will be successful in marketing commercial installations or that we will be able to price any such installations at a price at which we can generate a profit.

___________________________

1 https://www.theverge.com/news/628369/solar-wind-beat-coal-us-ember-report

https://seia.org/research-resources/us-solar-market-insight/

Senate Bill (SB) 1020—the Clean Energy, Jobs, and Affordability Act of 2022

We provide and install both grid-tied and off-grid systems. Grid-tied systems remain connected to the electric grid, so that the energy generated by the system is sent back to the grid during the day and power is drawn back at night. The electric grid thus serves as a "storage device” for photovoltaic-generated power. If consumers use more power than is generated by their solar energy system, they can purchase power from the regional utility company. If consumers use less power than the system generates, they can sell the electricity back to their local utility companies and receive a credit on their electric bills. In order to sell power back to the utility company, the owners need to make an application to the utility company and the utility company then gives the owners a standard agreement covering the purchase of the excess power. Grid-tied systems generally represent the most common, affordable and feasible option for urban and suburban residences.

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

Two suppliers accounted for 10% or more of our purchases for the years ended December 31, 2024 and 2023. Consolidated Electrical Distributors accounted for purchases of approximately $4.0 million, or 12% of our purchases, for the year ended December 31, 2024, and $4.9 million, or 12% of our purchases, for the year ended December 31, 2023.  CDH Trading, Inc., accounted for 10% or more of our purchases of approximately $4.0 million, or 12% of our purchases, for the year ended December 31, 2024. We did not make any purchases from this supplier for the year ended December 31, 2023.

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

Commencing in 2015, our standard contract for residential systems provides for a production guarantee, which means that we guarantee that the system will generate a specified minimum solar energy during a given year. The agreements generally have a ten-year term. In the standard form of contract, we specify a minimum annual production and provide that if the power generated by the system is less than 95% of the estimate, we will reimburse the owner for the cost of the shortfall. Because our obligations are not contingent upon external factors, such as sunlight, changes in weather patterns, forest fires, or increases in air pollution, these factors could affect the amount of solar power that is generated and could increase our exposure under the production guarantee. The contract also provides that the purchasers of these systems are not entitled to reimbursement for shortfalls caused by overshadowing, shading or other interference not attributable to the design of the system and the accompanying equipment. Our only production guarantees are pursuant to agreements with our customers.

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

Power Purchase Agreements

We entered into solar power purchase agreements in our United States segment with some commercial customers, and many of these agreements remain in effect. Pursuant to these agreements, we are responsible for the design, permitting, financing and installation of a solar energy system on a customer’s property after which we sell the power generated by the system to the customer at an agreed upon rate. To the extent that the system does not generate sufficient power to meet its obligations, we may have to purchase power from a local utility company, which will be a cost of revenues. We receive the income from the sales of electricity pursuant to these agreements as well as any tax credits and other incentives generated from the system, and we are responsible for the operation and maintenance of the system for the duration of the agreement. At the end of the term, a customer may extend the agreement, have us remove the system or buy the solar energy system from us. We have generated nominal revenue from power purchase agreements.

Seasonality

Since the inception of our business in 2008, we have experienced different levels of seasonality for our residential sales, small commercial and large commercial projects.

Our residential sales are prone to seasonal fluctuations. It has been our experience that we generate a larger percentage of sales in March and April, when residential customers focus on possible tax advantages of solar energy, and in the summer months of July and August, when utility rates and bills typically increase. We believe that the increase in residential sales during March and April results from consumers’ increased awareness of the tax benefits of solar energy system systems. We believe that the higher volume of sales in the summer months results from typically higher electrical bills in the summer, when electricity use is highest, which we think heightens consumers’ awareness of the opportunity to reduce their energy costs in the future through the use of solar energy.  However, our increased revenues in 2023 and significant reduction in revenues in 2024 was affected by the introduction of NEM 3.0 rather than seasonality.

We have historically experienced a slight increase for small commercial projects during the summer season. As with residential sales, we attribute higher volume in small commercial sales to small business owners’ reaction to the generally higher electricity bills during the summer months.

We have generally not experienced any significant seasonal fluctuations for our large commercial projects in the United States. We believe that customers committing to large commercial purchases or leases of solar energy systems have generally made more studied decisions and are therefore less sensitive to seasonal variations or immediate market conditions. The negotiation period for larger projects may range from a couple of months to a year or more. We therefore believe that the timing of the execution of large commercial deals depends largely on the progress of contract negotiations.

Financing Activities

Because we believe the high cost of buying and installing solar energy systems remains a major barrier for a typical residential customer, we had developed financing programs to enable customers who meet our credit standards to finance the purchase of our solar energy systems through SolarMax Financial.  Since early 2020, because we did not have the capital to support such operations, we suspended making loans to our solar customers, and we have no present plans to re-commence financing operations.  Our finance revenue reflects revenue earned on our current portfolio, with no new loans having been added since early 2020.

The following table sets forth customer loan receivables at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Customer loans receivable, gross	$4,644	$6,795
Less: unamortized loan discounts	-	(2)
Allowance for loan losses	(280)	(257)
Customer loans receivable, net	4,364	6,536
Less: Current portion	1,287	2,213
Non-current portion	$3,076	$4,323

 Financing Program

We have financing programs with third-party financing companies, the most significant of which is a home improvement financing program agreement executed on February 28, 2019, with Dividend, a division of Fifth Third Bank (“Dividend”), pursuant to which Dividend provides financing to our customers who meet Dividend’s credit criteria. We sell the systems to our customers, and Dividend pays us the purchase price, less a program fee. The financing agreement is between the customer and Dividend, and we are not a party to the finance agreement.

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

Marketing

We have an in-house sales and marketing staff of 21, of whom 16 market solar and battery backup projects and five market LED products and systems. While we use a variety of marketing and advertising tools, we believe that word of mouth is one of our most effective marketing strategies. We estimate that approximately 30% of our sales are generated through referrals by our customers.

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

Our marketing effort includes our ability to offer financing in connection with purchases of our systems through third-party equipment leasing companies.

Competition

Solar energy systems in general compete with both the local and regional providers of electricity as well as a number of independent companies that offer to provide electricity at prices that are lower than the regional utility company. Our primary competition is with the local utility companies that supply power to our potential customers.

Within the solar energy industry, we face intense and increasing competition from other solar energy system providers. The solar energy industry is highly fragmented, consisting of many small, privately-held companies with limited resources and operating histories, and we believe that no solar energy provider has a significant percentage of the California market. We also compete with major companies, as well as a large number of smaller companies. We have experienced price erosion as a result of increased competition which has affected our gross margin. Because California has much sun and little rain, solar power companies seek to market in California rather than in states with less sun and more rain. We cannot estimate the effects of the recent increased wildfires, rain and flooding in Southern California on our business and the solar market in general.  We believe that the number of new solar energy installation companies that have entered the industry in California has increased significantly since 2008 when we commenced business, and the increased competition is reflected in lower margins as we may have to reduce our prices to generate business. We expect additional companies to enter the business in the future, considering that the entry barrier in this industry is relatively low and the government incentives currently remain high although we cannot give assurance that changes in government policy will not negatively impact our business and the solar industry in general.  In seeking to generate business from commercial customers for major projects, we will compete with both national and regional companies that offer solar systems.

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

Government Regulation

Although we are not a regulated utility company, our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, regulations and ordinances. Additionally, our business is materially affected by federal and state programs and policies related to financial incentives for solar energy users and providers. Local utility companies work with all solar companies to connect their systems to the grid. Title 24 of the California Code of Regulations governs energy savings and efficiency standards for new and remodelled construction for indoor and outdoor lighting requirements.

Construction Licenses and Permits

As a company performing general contractor and design work, we must take steps such that we obtain and timely renew appropriate general contractor and other required licenses. In connection with each installation, we are required to obtain building permits and comply with all applicable local ordinances and building codes. Our operations are also subject to generally applicable laws and regulations relating to discharge of materials into the environment and protection of the environment. We are also subject to federal and state occupational health and safety regulations. We may also be subject to federal or state wage requirements, at least in connection with any solar projects on government land or buildings or other public works projects.

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

Consumer Financing Regulations

In the event that we recommence financing operations in California, our finance subsidiary, SolarMax Financial, will have to be registered as a California finance lender pursuant to a license issued by the California Department of Corporations, which regulates and enforces laws relating to consumer finance companies, and SolarMax Financial would be required to comply with regulations pertaining to consumer financing. Such rules and regulations generally provide for licensing of consumer finance companies, limitations on the amount of financing provided, duration and charges, including finance charge rates, for various categories of contracts, requirements as to the form and content of the loans and other documentation, and restrictions on collection practices and creditors’ rights. As a licensed finance lender, SolarMax Financial will be subject to periodic examination by state regulatory authorities.

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

The California Public Utilities Commission (CPUC) introduced "Net Metering 3.0” (NEM 3.0) as the latest iteration of net metering policies. Under NEM 3.0, customers continue to receive credit for the electricity they produce; however, the calculation of this credit is based on avoided cost rates. These rates align more closely with wholesale rates for electricity, reflecting what utilities themselves pay for electricity rather than the conventional rates paid by customers.

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

To the extent that utility companies are not required to purchase excess electricity from owners of solar systems or are permitted to lower the amounts paid, the market for solar systems may be impaired. Because net metering can enable the solar system owner to further reduce the cost of electricity by selling excess electricity to the utility company, any elimination or reduction of this benefit would reduce the cost savings from solar energy. The recent changes in California’s net metering payments may have reduced the market for residential solar installations to the extent that the installation of the homeowner’s decision to install a solar system is based on the benefits of the net metering structure, which has been modified to reduce the benefits to the homeowner.  We cannot assure you that net metering will not be eliminated or the benefits significantly reduced for future solar systems, which may dampen the market for solar energy.

California Consumer Privacy Act

In June 2018, California passed the CCPA, which became effective in 2020. As a practical matter, companies needed to have their data tracking systems in place by the start of 2019, since the law gives consumers the right to request all the data a company has collected on them over the previous 12 months. This law covers all companies that serve California residents and have at least $25 million in annual revenue. Under the law, any California consumer has a right to demand to see all the information a company has saved on the consumer, as well as a full list of all the third parties that data is shared with. The consumer also has the right to request that the company delete the information it has on the resident. The CCPA broadly defined broadly defines "protected data.” The CCPA also has specific requirements for companies subject to the law. For example, the law specifies that companies must have a clear and conspicuous link on their websites to a page from which consumers may exercise their right to opt out of data sharing. The CCPA provides for a private right of action for unauthorized access, theft or disclosure of personal information in certain situations, with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater. The CCPA also permits class action lawsuits. Because the law was recently adopted, we have not been able to determine the extent to which the law applies to us, our website and our privacy policies.

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

Artificial Intelligence

Our business does not use and is not dependent upon artificial intelligence.

Operations in China

General

The photovoltaic market in China was the largest in the world in 2021, reaching a cumulative total installed capacity of 253 GW in 2020, which accounted for more than one-third of the world’s cumulative total installed capacity. China’s photovoltaic market has been projected to grow at a compound annual growth rate of 14.1% between 2021 and 2025.The ground-market segment (i.e., solar farm installations) is expected to dominate the market during this forecast period. The China market is projected to reach $137 billion by 2030. The growth is driven by increasing government support and the continued decline in the cost of solar energy generation. 2

Our business in China has been conducted through ZHTH and ZHPV and their subsidiaries. Unlike systems that we sell in the United States, which are installations for residential and small business users, the projects in China have generally been solar farms, which are constructed on large land areas where multiple ground-mount solar tracking towers are installed. While a typical residential or small business installation in the United States generally generates between 6.5KW and 0.2MW of power, the solar farms can generate in the range of 30MW to more than 100MW of power. To comply with the local requirements to own and operate the EPC business in China, ZHTH and ZHPV establish subsidiaries for different purposes. These special purpose subsidiaries include project subsidiaries which were formed by ZHTH or ZHPV to own the solar farms and the permits to construct and operate solar farms and the equity in the subsidiaries, or, in the case of the agreements with SPIC, are sold to the buyer of the projects upon completion. ZHTH was primarily engaged in the business of identifying and procuring solar system projects for resale to third party developers and related services in China. ZHPV’s core business has been to provide EPC services.  We have not generated any revenue from our China segment during 2022, 2023 and 2024.  We do not have any contracts for any projects in China and we are not engaged in any negotiations with respect to new projects.  We cannot assure you that we will generate any revenue from China or that we will not discontinue our China segment.  The description of regulations relating to our business in China generally apply if and to the extent that we are engaged in business in China.

________________________

2 IHS Markit; International Energy Agency; GlobalData; mordorintelligence.com; Wikipedia, Solar power by country, April 2023; National Renewable Energy Laboratory; PV Magazine;

BNEF (https://about.bnef,com); Bloomberg (https://www.bloomberg.com)

Our business in China initially consisted primarily of identifying and procuring solar farm system projects for resale to third party developers and related services in China, identifying potential buyers of solar farms, and providing engineering, procuring and construction services, which are referred to in the industry as EPC services, for solar farms and, to a significantly lesser extent, rooftop solar systems in China. Approximately 95% of our China revenue in 2019 was generated from Changzhou Almaden Co., Ltd., which is a related party that we refer to in this annual report as AMD. We have not generated any revenue from AMD since 2019. Substantially all of our China revenues for 2021 and 2020 were generated from projects for SPIC. During 2022, 2023 and 2024 through the date of this annual report, we did not generate revenues in the China segment. For the EPC services in the PRC, we generally provided a one-year quality warranty on our EPC services from the date of completion of the EPC work. See “Business– Agreements with SPIC.”

ZHPV holds a construction enterprise qualification certificate for Level III of general contractor for power engineering constructor issued on December 18, 2022, which permits ZHPV to conduct business as a contractor in power engineering construction. The qualification certificate expires on May 9, 2025. If we are to engage in business in China, we will need to have this permit renewed. The certificate is granted by the local government and enables ZHPV to perform its services throughout China. We engaged local licensed engineering firms to perform the initial design work through a bidding process. When the engineering firm completes its design proposal, we obtained owner approval prior to procurement and construction.

Seasonal weather patterns affect our PRC subsidiaries’ construction of large-scale solar projects. Northern provinces often experience below zero temperatures along with snowstorms which could cause a closure of transportation options along with frozen ground which needs to be cleared for solar equipment, all of which can cause slowdowns in construction and increase our cost. Our EPC contracts were in the southern provinces where cold weather does not have the same effect although the southern provinces may be subject to other adverse weather conditions.

In connection with our acquisition of ZHPV, ZHPV entered into a debt settlement agreement with Uonone Group Co., Ltd. (“Uonone”), one of the former owners of ZHPV. Pursuant to the debt settlement agreement, ZHPV and Uonone agreed to settle a list of pending business transactions entered by them during the period from December 31, 2012 to December 31, 2015. As of December 31, 2023, Uonone has repaid all amounts agreed to under the debt settlement agreement except for a RMB 3.0 million contingent receivable, which does not arise until and unless we become obligated under a contingent liability. The contingent liability is a potential obligation of ZHPV which existed at the time of our acquisition of ZHPV and related to the estimated costs of a project ZHPV had completed, and we cannot estimate whether or when ZHPV may have any obligation under the contract. However, in the event ZHPV becomes liable, it has an offsetting receivable from Uonone. As of the date of this annual report, no claim and no indication of any claim have been made against ZHPV. Additionally, under the debt settlement agreement, to the extent ZHPV receives settlement proceeds on matters that relate to events prior to the acquisition, ZHPV shall repay to Uonone the amount received less taxes, fees and expenses in connection with such settlement. During the year ended December 31, 2023, we received additional legal settlement proceeds of $6.6 million and paid Uonone and expenses on behalf of Uonone $6.9 million. There were no additional proceeds received or payments made during the year ended December 31, 2024.

Agreements with SPIC

We have not generated any revenue from our China operations during 2022, 2023 and 2024 through the date of this annual report.  Substantially all of our China revenue for the year ended December 31, 2021 of $7.8 million and for the year ended December 31, 2020, of $96.1 million, was generated from four contracts with SPIC, and included revenue from SPIC and revenue from the sale of power by the project subsidiaries for the projects prior to the transfer of control to SPIC.  As of December 31, 2024, we had a net receivable from SPIC in the amount of RMB 24,685,000 ($6.8 million at December 31, 2024), which is net of a reserve of RMB 4.7 million (approximately $659,000) based on an initial arbitration hearing.  See Item 3. Legal Proceedings.  Although we expect to collect this receivable during 2025, we had previously anticipated that we would collect the receivable in 2024. Although we are negotiating with SPIC for additional projects, we cannot give any assurance that we will be successful in our negotiations or that, if we enter into any agreements with SPIC, such agreements will be profitable to us.  The COVID-19 restrictions and the residual effects of the COVID-19 restrictions impaired our ability to obtain payment of the receivable from SPIC and to negotiate contracts with SPIC.  Further, China is currently experiencing a decline in tax revenue and other sources of funds, which may affect both SPIC’s payment of the money it owes us and its willingness or ability to enter into new agreements with us.

Source of Supply

Our PRC subsidiaries purchased the equipment for the project from local suppliers pursuant to a bidding process. The construction team remained on site to perform the EPC services, using local licensed subcontractors as needed. The EPC services included continuing negotiations with local government and utility companies to resolve any issues that may occur on-site until the project is fully connected to the grid.

Solar panels and other components are available from a number of suppliers. We did not make any purchases during the years ended December 31, 2024 and 2023 because we did not have any new projects during these periods and through the date of this annual report.

Competition

Within the solar farm industry in China, if we recommence operations in China, we would face increasing competition from other project developers and EPC companies. The solar energy industry is very competitive, consisting of state-owned enterprises and a large number of private companies. Because China’s central government has announced a policy in favor of renewable energy sources, solar companies worldwide seek to develop and expand their business in China. We believe the number of new solar farm installation companies entering the industry in China has increased significantly since 2015 when we commenced business through our PRC subsidiaries in China. This increased competition has caused some price erosion, which affected our margins and, if we negotiate contract in the future, could result in further reductions in our margins as our PRC subsidiaries may reduce prices to generate new business and could impair their ability to enter into EPC agreements with non-related parties. As the interest in solar farms in China increases, there is increased competition for permits, and the government entities that issue the permits may prefer Chinese companies over companies that are owned by a United State company.  Further trade relations between China and the United States may affect our ability to generate business in China.  Since our only customer in China since 2019 was SPIC, if we seek additional contracts with SPIC, our PRC subsidiaries would be dependent upon SPIC’s policies in engaging contractors for the development of solar farm projects. Since SPIC is state-owned enterprise, our procurement policies may be subject to government policies which may favor a Chinese company rather than a subsidiary of a United States company.

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

On March 27, 2011, the NDRC promulgated the revised Guideline Catalogue for Industrial Restructuring which categorizes the solar power industry as an encouraged item. This Guideline Catalogue was revised on February 16, 2013 (effective on May 1, 2013), on October 30, 2019 (effective on January 1, 2020), and on December 27, 2023 (effective on February 1, 2024). The solar power industry is still categorized as an encouraged item.

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

The NDRC further issued the Circular on Promoting the Healthy Development of PV Industry by Price Leverage on August 26, 2013, or the 2013 Circular. Under this circular, the feed-in tariff ("FIT”) (including VAT) for solar power projects approved or filed after September 1, 2013 or beginning operation after January 1, 2014 would be RMB0.90 per kilowatt hour ("kWh”), RMB0.95 per kWh or RMB1.00 per kWh, depending on the locations of the projects (excluding on-grid solar power projects located in Tibet).

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

On May 31, 2018, the NEA, Ministry of Finance and NDRC of the PRC jointly promulgated a Notice regarding the Matters of Photovoltaic Power Generation in 2018 ("2018 PV Power Generation Notice”). The 2018 PV Power Generation Notice set forth new policies on general and distributed PV power stations. For example, based on the industry practice, no scale for the construction of general photovoltaic power station will be arranged in 2018. Before the issuance of any new rules in respect of the construction of general photovoltaic power stations, no national government subsidies were provided to general photovoltaic power station. There will be a scale of 10 gigawatts for the construction of distributed photovoltaic power station. In general, the feed-in tariff for general photovoltaic power stations will be reduced by RMB 0.05 per kWh.

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

Foreign Investment in Solar Power Business

The principal regulation governing foreign ownership of solar power businesses in the PRC was the Foreign Investment Industrial Guidance Catalog. Under the most recent catalog, which was amended in 2017 and effective on July 28, 2017, the construction and operation of new energy power stations (including solar power, wind power, etc.) is classified as an "encouraged foreign investment.” Foreign-invested enterprises in the encouraged foreign investment industry might be entitled to certain preferential treatment, such as exemption from tariffs on equipment imported for their operations, after obtaining approval from the PRC government authorities.

On March 15, 2019, the National People’s Congress adopted the Foreign Investment Law, or new FIL which became effective on January 1, 2020, and replaced the previous fragmented foreign investment regime: three separate foreign investment laws previously enacted, which are the Wholly Foreign-Owned Enterprises Law, the Chinese-Foreign Equity Joint Ventures Law, and the Chinese-Foreign Contractual Joint Ventures Law. On December 26, 2019, State Counsel of PRC issued Regulation on the Implementation of the Foreign Investment Law of PRC, or Implementation of new FIL, effective on January 1, 2020. The new FIL sets forth a few definitions and guiding principles vis-à-vis foreign investment. It defines "foreign investors” as any "natural person, enterprise, or other organization of a foreign country” and "foreign-invested enterprises” as any enterprise established under Chinese law that is wholly or partially invested by foreign investors. The new FIL further defines "foreign investment” as any foreign investor’s direct or indirect investment in mainland China, including (a) establishing FIEs either individually or jointly with other investors; (b) acquiring shares, equity, property shares, other similar rights and interests in Chinese domestic enterprises; (c) investing in new projects either individually or jointly with other investors; and (d) making investments through other means provided by laws, administrative regulations, or the State Council. In addition, pursuant to Foreign Investment Law, the existing foreign invested enterprises established prior to the effective date of the Foreign Investment Law may keep their corporate organization forms within five years after the effective date of the Foreign Investment Law before such existing foreign invested enterprise change their organization forms, organization structures, and their activities of foreign-invested enterprises in accordance with the PRC Company Law, the Partnership Enterprise Law and other laws. PRC Company Law was adopted by Standing Committee of the People’s Congress on December 29, 1993 and recently amended on December 29, 2023, to be effective on July 1, 2024. The new amendment of PRC Company law requires registered capital subscribed for by all the shareholders shall, according to the articles of association, be fully paid up by the shareholders within 5 years as of the date of establishment. The government authorities are working on rules for transition period regarding the existing companies. According to State Administration for Market Regulation Announcement on Seeking Public Comments for the Provisions of the State Council on Implementation of the Registration Administration System for Registered Capital under the PRC Company Law (Draft for Comment),  there will be a three-year transitional period from July 1, 2024 to June 30, 2027, and for limited liability company established before the effectiveness of the PRC Company Law, if the remaining term of capital contribution is less than five years as of July 1, 2027, the term of capital contribution is not required to be adjusted; if the remaining term of capital contribution exceeds five years, the remaining term of capital contribution shall be adjusted to be within five years during the transitional period. The new FIL also reaffirms that the State supports the policy of opening up and encourages foreign investment made by foreign investors in mainland China and implements policies in high level freedom and convenience in investment to build a market environment of stability, transparency, predictability, and fair competition. In addition, the State established pre-establishment national treatment plus negative list. National treatment means foreign investment will be treated no less favorably than domestic investment during the investment access stage unless otherwise stipulated under negative list which impose special administrative measures in foreign investment access. The negative list will be approved or published by the State Council. The new FIL also sets out a list of policy measures for promoting foreign investment, such as equal treatment of foreign and domestic with respect to the application of business development policies, formulation of standards and application of compulsory standards, and government procurement. Furthermore, the new FIL lists protective measures and regulating provisions foreign investment. For example, in general foreign investors’ investments are not subject to governmental expropriation; forced technology transfer by administrative measures will be prohibited; the laws including the Company Law and the Partnership Enterprise will govern FIEs’ organizational forms, institutional frameworks and standard of conduct. The new FIL sets forth certain legal responsibilities. For example, if a foreign investor invests in a prohibited industry, it will be ordered to cease investment activities, restore the conditions that existed prior to the activities by, for instance, disposing of its shares or assets, and forfeiting any illegal proceeds. If a foreign investor investing in a restricted industry violates the conditions specified by the negative list, it will be ordered to make corrections to satisfy the conditions within a certain period. As a matching regulation to new FIL, the regulation highlights the promotion and protection of foreign investment and details measures to ensure the effective implementation of new FIL.

On June 23, 2020, the NDRC and the MOFCOM jointly issued the Special Administrative Measures for the Access of Foreign Investment (2020 Edition) (the "Negative List”), which came into force on July 23, 2019. In December 2021, the MOFCOM and the NDRC promulgated the Special Administrative Measures for Foreign Investment Access (2021 Version), which became effective on January 1, 2022. The 2021 version of the Negative list replaced the 2020 version of the Negative list. "Negative list” means a special administrative measure for access of foreign investment in specific fields as imposed by the PRC. Foreign investors are not allowed to invest in the forbidden investment as specified in the negative list. Foreign investors must comply with the special equity management requirements, senior management requirements and other restrictive access special management measures when making investments in the restricted investments as specified in the negative list. The Negative List provides that sectors that are not specified in the Negative List shall be subject to administration under the principle of treating domestic investments and foreign investments equally. The NDRC and the MOFCOM jointly also issued the Industrial Catalogue to Encourage Foreign Investment, or the Encourage Catalogue, which sets forth the industries and economic activities that foreign investment in China is encouraged to be engaged in. According to the Encouraged Catalogue amended on June 30, 2019 and subsequently amended on October 26, 2022, which became effective on January 1, 2023, the construction and operation of new energy power stations (including solar power, wind power, etc.) is within the scope of industries that encourage foreign investment.

Work Safety

The Work Safety Law of the PRC, which became effective on November 1, 2002 and was amended on August 31, 2014 and June 10, 2021 is the principal law governing the supervision and administration of work safety for solar power projects. In accordance with the Measures for the Supervision and the Administration of Work Safety of Electricity Industry promulgated by the NDRC, which became effective on March 1, 2015, power plants are responsible for maintaining their safety operations in accordance with the relevant laws, regulations, rules and standards regarding the work safety. The NEA and its local branches supervise and administer the work safety of electricity industry at the national and local level. On April 20, 2015, the NEA and the State Administration of Work Safety jointly promulgated the Circular on Standardizing Safe Production Process for PV Generation Enterprises, which detailed the standards of production process for PV generation enterprises for work safety purpose.

 Labor Laws and Social Insurance

Pursuant to the PRC Labor Law, which first took effect on January 1, 1995 and was most recently amended on December 29, 2018 (also the effective date), a written labor contract is required when an employment relationship is established between an employer and an employee. On June 29, 2007, the Standing Committee of the National People’s Congress, or the SCNPC, promulgated the Labor Contract Law, as amended on December 28, 2012 (effective as of July 1, 2013), which formalizes employees’ rights concerning employment contracts, overtime hours, layoffs and the role of trade unions and provides for specific standards and procedures for the termination of an employment contract. In addition, the Labor Contract Law requires the payment of a statutory severance payment upon the termination of an employment contract in most cases, including in cases of the expiration of a fixed-term employment contract. In addition, under the Regulations on Paid Annual Leave for Employees and its implementation rules, which became effective on January 1, 2008 and on September 18, 2008 respectively, employees are entitled to a paid vacation ranging from 5 to 15 days, depending on their length of service and to enjoy compensation of three times their regular salaries for each such vacation day in case such vacation days are deprived by employers, unless the employees waive such vacation days in writing. Although we are currently in compliance with the relevant legal requirements for terminating employment contracts with employees in our business operation, in the event that we decide to lay off a large number of employees or otherwise change its employment or labor practices, provisions of the Labor Contract Law may limit its ability to effect these changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations.

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

Taxation

PRC Enterprise Income Tax

The PRC enterprise income tax is calculated based on the taxable income determined under PRC laws and accounting standards. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, which became effective on January 1, 2008 and was later amended on February 24, 2017 and December 29, 2018. On December 6, 2007, the State Council promulgated the Implementation Rules to the PRC Enterprise Income Tax Law, or the Implementation Rules, which also became effective on January 1, 2008 and was later amended on April 23, 2019 and December 6, 2024 . On December 26, 2007, the State Council issued the Notice on Implementation of Enterprise Income Tax Transition Preferential Policy under the PRC Enterprise Income Tax Law, or the Transition Preferential Policy Circular, which became effective simultaneously with the PRC Enterprise Income Tax Law. The PRC Enterprise Income Tax Law imposes a uniform enterprise income tax rate of 25% on all domestic enterprises, including foreign-invested enterprises unless they qualify for certain exceptions, and terminates most of the tax exemptions, reductions and preferential treatments available under previous tax laws and regulations.

Moreover, under the PRC Enterprise Income Tax Law, enterprises organized under the laws of jurisdictions outside China with their "de facto management bodies” located within China may be considered PRC resident enterprises and therefore subject to PRC enterprise income tax at the rate of 25% on their worldwide income. The Implementation Rules define the term "de facto management body” as the management body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In addition, the Circular Related to Relevant Issues on the Identification of a Chinese holding Company Incorporated Overseas as a Residential Enterprise under the Criterion of De Facto Management Bodies Recognizing issued by the State Administration of Taxation (Circular 82) promulgated by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a "resident enterprise” with its "de facto management bodies” located within China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function mainly in China; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies in China; (iii) its major assets, accounting books, company seals and minutes and files of its board and shareholders’ meetings are located or kept in China; and (iv) at least half of the enterprise’s directors or senior management with voting rights reside in China. Although the circular only applies to offshore enterprises controlled by PRC enterprises and not those controlled by PRC individuals or foreigners, the determining criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the "de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

PRC VAT and Business Tax

Pursuant to the Interim Regulation of the People’s Republic of China on Value-Added Tax (the "VAT Regulation”), which was amended on November 10, 2008, February 6, 2016 and November 19, 2017 and its implementation rules, any entity or individual engaged in the sales of goods, provision of specified services and importation of goods into China is generally required to pay a VAT, at the rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by such entity.

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

On December 12, 2013, the MOF and SAT issued Notice of the Ministry of Finance and the State Administration of Taxation on Including the Railway Transportation and Postal Industries in the Pilot Program of Replacing Business Tax with Value-Added Tax (2013 Amendment), which was most recently amended in May 2016, along with Pilot Implemental Rules of Replacing Business Tax with VAT, which was effective on January 1, 2014 and was most recently revised on March 23, 2016 ("Pilot Rules”). Pursuant to the Pilot Rules, the entity and individual who provide service in transportation, postal and other modern service industrial shall be obligated to pay VAT. Taxpayers who provide taxable service shall pay VAT instead of the Business Tax. The tax rate for provision of modern service industry (exclusive of leasing of tangible chattel) is 6%.

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

Dividend Distribution

The principal regulations governing dividend distributions of wholly foreign-owned enterprises include:

•	the Company Law (2023 Revision) became effective on July 1, 2024;
•	the Foreign Investment Law
•	the Regulations on the Implementation of Foreign Investment Law

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

The Standing Committee of China’s National People’s Congress passed the Cybersecurity Law (the "CSL”), China’s first cybersecurity law, in November 2016, which took effect in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements for cybersecurity and data protection, and any individual or organization using the network must comply with the PRC constitution and applicable laws, follow the public order and respect social moralities, and must not endanger cyber security, or engage in activities by making use of the network that endanger the national security, honor and interests, or infringe on the fame, privacy, intellectual property and other legitimate rights and interests of others. Usually, a network is broadly defined and includes, but is not limited to, the Internet. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. The costs of compliance with, and other burdens imposed by, CSL may limit the use and adoption of our products and services and could have an adverse impact on our business.

On July 10, 2021, CAC published the Cybersecurity Review Measures (Revised Draft for Public Comments), or the "Review Measures (Draft)”, and on December 28, 2021, the CAC and other ministries and commissions jointly promulgated the Cybersecurity Review Measures, which came into effect on February 15, 2022, targeting to further restate and expand the applicable scope of the cybersecurity review. Pursuant to the Cybersecurity Review Measures, Critical Information Infrastructure Operators ("CIIO”) that intend to purchase Internet products and services and online platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review. Cybersecurity Review Measures further stipulate that if a network platform operator possesses the personal information of more than one million users and intends to list in a foreign country, it shall apply to CAC for cybersecurity review. Because our PRC subsidiaries do not deal with the public and do not possess personal data of at least 1,000,000 users, we do not believe that we are required to apply for review by the Cybersecurity Review Office. In the event that, in the future, we possess such data or if the requirements for review are changed, we may be required to obtain such approval, the failure of which could affect our ability to have our common stock traded on Nasdaq.

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

Regulations on Overseas Listing

On December 24, 2021, the CSRC issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the "Administration Provisions”), and the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the "Measures”).

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

On December 24, 2021, the China Securities Regulatory Commission, or the CSRC, issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the "Administration Provisions”), and the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies.   On February 17, 2023, the CSRC released the "Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies” (the "Trial Measures”) and five supporting guidelines. The new regulations require PRC companies that are listed or in the process of being listed on foreign exchanges ("PRC Companies”) to make certain filings with the CSRC. The new regulations authorize the CSRC to review such fillings, penalize relevant PRC Companies or people in charge, or report to overseas securities regulatory institutions in case of violation of the Trial Measures, in order to ensure PRC Companies are in compliance with PRC regulations and policies. The new regulations became effective on March 31, 2023.  Failure to file as required could subject us or our controlling stockholders to fines and penalties, which may be significant.  As of the date of this annual report, the CSRC has not published any additional supplemental regulations or guidelines as to PRC Companies.  Based on our audited financial statements for 2023, which show that a majority of our income is derived from our United States operations and a majority of our assets are located in the United States and the fact that our management is located in the United States, we believe that we are not an issuer that is required to make a filing with the CSRC, and, accordingly, we did not make such a filing in connection with our initial public offering in February 2024.  In the event that the CSRC disagrees with this opinion, we and our controlling stockholders may be subject to fines and penalties, which may be significant.

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

On February 15, 2012, SAFE issued the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or the Stock Incentive Plan Rules. The purpose of the Stock Incentive Plan Rules is to regulate foreign exchange administration of PRC domestic individuals who participate in employee stock holding plans and stock option plans of overseas listed companies. According to the Stock Incentive Plan Rules, if PRC "domestic individuals” (both PRC residents and non-PRC residents who reside in China for a continuous period of not less than one year, excluding the foreign diplomatic personnel and representatives of international organizations) that participate in any stock incentive plan of an overseas listed company, a PRC domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, shall, among others things, file, on behalf of such individual, an application with SAFE to conduct the SAFE registration with respect to such stock incentive plan, and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with stock holding or stock option exercises. In addition, the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles promulgated by SAFE in July 2014 (SAFE Circular No. 37) also provides certain requirements and procedures for foreign exchange registration in relation to an equity incentive plan of a special purpose vehicle before listing. In this regard, if a non-listed special purpose vehicle grants equity incentives to its directors, supervisors, senior officers and employees in its domestic subsidiaries, the relevant domestic individual residents may register with SAFE before exercising their rights.

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

Employees

On March 15, 2025, we had 76 employees in the United States, of which five were executives, 21 were in sales and marketing, 39 were in operations and installation and eleven were in accounting and administrative, and we had six employees in China, of which one was an executive, and five were in accounting and administrative. None of our employees are represented by a labor union. We consider our employee relations to be good. We have agreements with a professional employer organization, Insperity PEO Services, L.P., under which the professional employer organization administers our human resources, payroll and employee benefits functions for our United States employees, who are co-employed by us or one of our subsidiaries and Insperity. We have a 401(k) plan through Insperity PEO Services, L.P.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report, including "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes before making a decision to invest in our common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks actually occurs, the trading price of our common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business

We sustained losses since our organization, our financial statements have a going concern footnote and we cannot assure you that we can or will operate profitably.

We sustained a net loss of approximately $35.0 million for the year ended December 31, 2024, and our financial statements for the year ended December 31, 2024 have a going concern footnote. The loss in the year ended December 31, 2024 reflects a (i) a one-time non-cash stock compensation expense of $18.5 million (ii) a non-cash $7.5 million goodwill impairment representing an impairment charge of the entire balance of our goodwill associated with our China segment, (iii) a $1.7 million non-cash income tax expense arising from an increase in the valuation allowance against deferred tax assets, and (iv) an operating loss in the United States segment of $24.3 million which includes the $18.5 million stock compensation expense. The stock-compensation expense resulted from the treatment of compensation of equity-based incentives which became non-forfeitable upon the completion of our public offering.  See Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Elimination of Forfeiture Provisions of Options upon Initial Public Offering. We also incurred losses in prior years, and we cannot assure you that our net income of $435,000 for 2023 is not an aberration, resulting from increased revenue in anticipation of the effectiveness of NEM 3.0, and that we will not incur future losses.  We cannot assure you that we can or will operate profitably. We did not generate any revenue from our China segment for 2024, 2023 and 2022, and we have not generated any revenue from our China segment during 2025 through the date of this annual report, and we cannot assure you that we will generate any revenue from our China segment in the future or that we will not discontinue our China operations.  Our failure to generate positive cash flows from operations and operate profitably may impair our ability to continue in business.

Our revenue declined significantly from 2023 to 2024, our cash flow from operations went from $4.0 million in 2023 to negative $9.4 million in 2024, and we cannot operate profitably unless we increase our revenue and reduce our expenses.

Revenues, all of which was generated from our United States segment, decreased to approximately $23.0 million for the year ended December 31, 2024 from $54.1 million for the year ended December 31, 2023, and our cash flow from operations changed from $4.1 million in the year ended December 31, 2023 to negative $9.4 million in the year ended December 31, 2024. We will need to increase our revenue and reduce our costs in order for us to operate profitably and to generate positive cash flows from operations on an ongoing basis. We expect negative cash flow from operations in the future, and we cannot assure you that we can or will generate a positive cash flow from operations. During 2024, we used the proceeds of our initial public offering to pay our debt obligations and to fund our operations. We cannot assure you that we will be able to operate profitably or achieve positive cash flows from operations in the future, and the failure to do so may impair our ability to continue in business.

We have a working capital deficit of $13.7 million at December 31, 2024 and require funding for our operations.

At December 31, 2024, we had a working capital deficiency of $13.7 million, cash and cash equivalents of $0.8 million (down from $2.5 million at December 31, 2023), accounts receivable of $4.2 million and short-term investments of $6.3 million. We used $9.4 million in operations during 2024. Although we raised net proceeds of $18.6 million in our initial public offering in March 2024, most of the proceeds (other than short-term investments of $6.3 million) were used to pay debt obligations and for our operations. We will require additional funds for our operations. Because of our losses and the price of our common stock, we may have difficulty raising funds for our operations on acceptable terms, if at all. Further, our financial condition may affect our ability to market our solar systems to commercial enterprises and we anticipate that we may require additional funds to financing these operations if we generate the business. The terms of any financing may result in significant dilution to our stockholders. We cannot assure you that we will be able to raise the necessary funds and any such failure may affect our ability to continue in business. At December 31, 2024, we had an outstanding receivable from SPIC of approximately $6.8 million which relates to projects completed prior to 2022. Although we believe the receivable will be collected, and we anticipated collection during 2024, we can give no assurance as to when or whether we will collect the full amount. We invested $7.7 million from the proceeds of our initial public offering in promissory notes issued by private companies in Hong Kong and China, and such notes were extended at the request of the maker and are outstanding on the date of this annual report.

Although we are seeking to market sales of larger systems to commercial users both in California and in other states; we cannot assure you that we will be successful.

We are seeking to market sales of larger systems to commercial customers. As of the date of this annual report, we do not have any agreements with commercial users for such systems, which would be significantly larger than our typical residential system. Although our China segment has constructed large commercial systems, we have not constructed such systems in the United States. Although we have term sheet or letters of intent with respect to four such systems, none of such term sheets or letters of intent constitutes an agreement and is subject to negotiations for us to construct such a system and does not constitute a commitment for the purchaser to enter into an agreement with us. In order to successfully market and construct larger systems for commercial customers:

•	We will need to enter into an EPC agreement with the customer or the financing source pursuant to which we will construct the project;

•	We would need to obtain all necessary licenses for us to perform these services in the state in which we propose to operate and engage qualified subcontractors to the extent necessary;

•	The customer would have to provide the financing for the program;

•	The customer would need to enter into a power purchase agreement either with us or with the financing source;

•	We would need to price our work in a manner that would enable us to generate a profit and positive cash flow from the project; and

•	We may have to manage the project after completing the construction.

We have relied on loans through the United States government’s EB-5 program, which loans need to be refinanced when they become due, and we cannot assure you that the limited partners will accept our proposed terms of the refinancing or, if we cannot refinance these loans that we will have the funds to pay the loans or be able to raise such funds on reasonable, if any, terms.

Two of our subsidiaries borrowed a total of $55.5 million from Clean Energy Funding (“CEF”) and Clean Energy Funding II (“CEF II”), who are related parties. CEF and CEF II are limited partnerships of which the general partner is a limited liability company owned by two of our directors, one of whom is the chief executive officer, and a former executive officer/director, and which is managed by our chief executive officer and a former executive officer who is a major stockholder. The funding was made pursuant to the United States government’s EB-5 program, and the lenders made loans from the proceeds of capital contributions of the limited partners who made their investment as part of the EB-5 program. Under this program, which is administered by the United States Customs and Immigration Service, entrepreneurs (and their spouses and unmarried children under 21) are eligible to apply for a green card (permanent residence) if they make the necessary investment in a commercial enterprise in the United States and plan to create or preserve ten permanent full-time jobs for qualified United States workers. We are a commercial enterprise that creates permanent full-time jobs in the United States. The loans are secured and are payable 48 months from the date of the advance and are extended by the lender as may be necessary to meet applicable USCIS immigrant investor visa requirements, which is the date when the final step of the EB-5 visa process is completed and the immigrant investors, who are the limited partners of the lender, can become lawful permanent residents of the United States. The initial four-year term of all of the loans has expired and the loans are on extension until the limited partners have met the USCIS requirements. As the loans matured, we offered the limited partners, in lieu of the payment by the limited partnership of their capital contributions, a convertible note in the principal amount equal to their capital contributions to the partnerships, with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to the lenders. As of March 15, 2025, notes to CEF and CEF II in the aggregate principal amount of $11.0 million were outstanding, and convertible notes in the principal amount of $41.5 million had been issued to former limited partners of CEF, of which principal payments of $22.0 million had been made on the anniversary of the respective dates of issuance, convertible notes in the principal amount of $3.0 million had been early redeemed for $2.1 million, and the outstanding principal amount of $16.5 million was outstanding.  The convertible notes that were issued prior to our initial public offering have a conversion price of $3.20, which is 80% of the public offering price.  Convertible notes issued after our initial public offering are issued with a conversion price equal to 80% of the market price at the time the notes are issued.  This conversion price ranges from $0.66 to $9.07, with an average conversion price of $2.06.  With respect to the outstanding notes to CEF and CEF II, limited partners who made investments of $2.0 million can currently demand repayment from the lender of their investment in the partnership which made the loans to us, which can trigger a payment obligation on our subsidiary’s part. Because the date on which the remaining limited partners can demand repayment of their capital account is dependent upon the approval of their petition for permanent residency, we cannot predict when or whether such petition will be approved. We cannot assure you that we will have or be able to obtain the funds to pay the EB-5 loans when they mature, and our inability to pay or refinance these loans could have a material adverse effect upon our business. To the extent that we are unable to refinance these obligations, we will use our available funds for such purpose or it may be necessary to modify the terms of the convertible notes. If the limited partners who have the right to demand repayment of their capital accounts exercise their right, which can trigger the maturing of loans in the total principal amount of $2.0 million, the funds available from our initial public offering may not be sufficient to provide us with funds to pay such loans, and we can give have no assurance that we will be able to obtain funding from other sources or reasonable terms, if at all. We intend to offer the limited partners who funded the loans from CEF and CEF II convertible notes similar to the convertible notes we previously issued. We cannot assure you that the remaining limited partners or any significant number of the remaining limited partners will accept the note in lieu of cash repayment of their capital account or that we would not have to revise the terms of the notes in order to obtain the agreement of such limited partners to a refinancing. To the extent that we use the proceeds of our initial public offering to pay the loans, we will have less funds available for the development and expansion of our business. Because we cannot predict when additional loans will become due or whether the limited partners will accept our proposed refinancing, it is possible that we may have to raise additional funds to pay these loans. Further, to the extent that other limited partners perceive that the terms on which we settle litigation are more favorable than the terms of the convertible note we propose to offer, they may not be willing to accept the convertible notes. The loans that can become due based on the approvals of petitions for permanent resident status which have been obtained, together with other loans which may become due may substantially exceed our available funds. As a result, if the limited partners do not accept a convertible note, we would need to obtain funding from other sources. We cannot assure you that other sources of financing will be available to us on reasonable, if any, terms. Further, to the extent that the limited partners accept our proposed refinancing, the subsequent sale of their common stock issued upon conversion of their convertible notes could have a material negative effect upon the market price of our common stock. Further, the market for and the market price of our common stock at the time we seek to obtain the agreement of the remaining limited partners to accept our convertible notes in lieu of cash payments of their capital accounts may affect the willingness of the limited partners to accept our convertible debt and the terms that they would accept. Further, if the limited partners accept convertible notes, the sale of the underlying shares or the market’s perception of the effect of the sale of such shares may have a material adverse effect upon the price of our common stock.

We require significant funds to pay our debt obligations, including obligations to management.

Our debt obligations at December 31, 2024 include $11.0 million in loans from related party limited partnerships which were funded by EB-5 investments, and $16.55 million in 4% convertible notes issued to former limited partners of the limited partnerships, which are described in the previous risk factor.  In addition to our current debt, at December 31, 2024, we owed accrued compensation of $2.4 million to our chief executive officer for the cancellation of restricted stock issued to him ($675,000) and for his deferred salary from 2019 through 2013 and deferred bonus from 2017 and 2018 ($1.7 million).  Payment of these amounts has been deferred and they are currently to be made in twelve monthly installments June 30, 2025. Our inability to obtain any financing we require could materially impair our ability to make these payments and to  develop our business and to operate profitably.

We did not generate any revenue for our Chinese segment since 2021 and we cannot assure you that we will not have to discontinue our Chinese operations.

We did not generate any revenue from our China segment during 2022, 2023 and 2024. During the 2024, we recognized an impairment charge of $7.5 million reflecting the impairment of all of the goodwill associated with our China segment. From the second half of 2019 through 2021, our business in China consisted of EPC services pursuant to agreements with SPIC, which is a large state-owned enterprise under the administration of the Chinese government that holds a range of energy assets. Substantially all of our China revenues for the years ended December 31, 2021 and 2020 were generated from four projects for SPIC. As of the date of this annual report, we do not have any agreements to performs services in China and we are not engaged in active negotiations with respect to agreements for our China segment. At December 31, 2024, we had a receivable from SPIC in the amount of RMB 49.5 million ($6.8 million) which relates to work performed prior to 2022. Because of the pandemic and China’s zero COVID policy, we were not able to engage in face-to-face discussions with SPIC concerning either the payment of the receivable or additional projects. We expect to collect the receivable in 2025 (although we had previously anticipated receiving payment in 2024), and we can give no assurance that we will receive full payment of the receivable. At December 31, 2024, we increased our bad debt reserve related to the SPIC receivable as a result of an initial arbitration meetings with SPIC. Further, China is currently experiencing a decline in tax revenue and other sources of funds, which may affect both SPIC’s payment of the money it owes us and its willingness or ability to enter into new agreements with us. Although we are looking to generate business in China from SPIC and other potential customers, as of the date of this annual report, there were no negotiations, and we cannot assure you that we can or will generate any revenue in China or that any revenue we generate will be profitable. If we decide to recommence operations in China, we will require substantial funds to develop this business with no assurance of success, either with SPIC or other potential customers. If we are unable to generate profitable business in China, it may be necessary for us to discontinue our China operations. In the event that we discontinue our China segment, our historical financial statements will reflect the operations of our China segment as the results of a discontinued operation.

Our failure to control our costs could impair our financial results.

Our cost of revenues and our operating expenses increased significantly both in dollars and as a percentage of revenues. Unless we are able to reduce both our cost of revenues and our operating costs, we will not be able to operate profitably. There are many factors beyond our control that may affect our costs, such as the price of components, cost of labor and the availability of warehouse and office space at reasonable rents as well as the effect of competition, and recently, inflation.  Further, as a public company we have additional expenses that we did not incur as a private company.  Unless we are able to control our costs, we will not be able to operate profitably. We cannot assure you that we can or will ever operate profitably.

We invested $7.7 million from the proceeds of our initial public offering in promissory notes issued by private companies in Hong Kong and China, and such notes were extended at the request of the maker and are outstanding on the date of this annual report.

We invested $7,000,000 from the proceeds of our initial public offering in an 8% promissory note issued by Webao Limited, a Hong Kong based social media company.  The initial maturity was June 1, 2024 and it was extended twice at the request of the maker and is currently due on June 30, 2025.  Our China segment invested RMB 5,000,000, or approximately $688,000, in a 5% note issued by Qingdao Xiaohuangbei Technology Co., Ltd., a PRC-based company.  The initial maturity was June  25, 2024 and it was extended twice at the request of  the maker and is currently due on June 30, 2025. These notes are shown on our balance sheet as short-term investments. Maintaining any significant portion of our cash in non-financial institutions, particularly companies based on Hong Kong or China which do not have any of the protections provided United States banks, is subject to adverse conditions in the financial or credit markets, which could impact access to our invested cash and could adversely impact our operating liquidity and financial performance.  Although we believe that we will receive the principal and interest on these notes, we cannot assure you as to when or whether we will receive payment.  To the extent that we are not able to obtain the proceeds of these loans, which represents a significant percentage of the net proceeds of our initial public offering, in a timely manner, our operations may be impaired.

Changes in utility regulations and pricing could impair the market for our products.

The market for alternative energy products is affected by utility regulation and pricing policies. Changes in regulations or pricing could result in a significant reduction in the demand for solar products. Depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utility companies’ peak hour pricing policies affect the competitive nature of our systems. To the extent that we have to lower prices, the profitability of our systems could be impaired. In addition, any changes to government or internal utility regulations and policies that favor electric utilities rather than renewal energy such as solar could reduce our competitiveness and cause a significant reduction in demand for our products and services.

Our business may be affected by increases in the price of solar energy products, including price increases resulting from the United States’ trade and tariff policies.

The declining cost of solar panels has been a key factor in the pricing of our solar energy systems, which, in turn affects the potential customer’s decision to use solar energy. With any stabilization or increase of solar panel and other component prices, our ability to market our solar energy systems could be impaired, which would affect our revenues and gross profit. The cost of solar panels and raw materials could increase in the future due to tariff penalties or other factors. The U.S. government has imposed tariffs on solar cells, solar panels and aluminum used in solar panels manufactured overseas. These tariffs have increased the price of solar panels containing foreign manufactured solar cells. At present, we purchase solar panels containing solar cells and panels manufactured overseas for our United States installations. While solar panels containing solar cells manufactured inside the United States are not subject to these tariffs, the prices of these solar panels are, and may continue to be, more expensive than panels produced using overseas solar cells, before giving effect to the tariff penalties and the tariff policies may result in an increase in prices of domestic products and, to the extent that domestic products use foreign components or metal, the price of such products is likely to increase. If additional tariffs are imposed or other negotiated outcomes occur, our ability to purchase these products on competitive terms from those countries could be limited. Any of those events could impair our financial results if we incur the cost of trade penalties or purchase solar panels or other system components from alternative, higher-priced sources

Changes in net metering regulations in California is likely to result in a reduced level of benefits, which is impairing the market for residential solar products.

Net metering is a billing mechanism that credits solar energy system owners for the electricity that they add to the electricity grid. If the owner of a solar system generates more electricity than it consumes, the excess electricity is sold back to the grid. California’s first net metering policy set a "cap” for the three investor-owned utility companies in the state: Pacific Gas & Electric (PG&E), San Diego Gas & Electric (SDG&E), and Southern California Edison (SCE). All three have reached their cap where total solar installations in each utility’s territory were capped at five percent of total peak electricity demand. The California Public Utilities Commission (CPUC) created the current program known as "Net Metering 2.0” (NEM 2.0) that extends California net metering. NEM 2.0 is slightly different from the first net metering policy. Under NEM 2.0, customers will still receive the retail credit for electricity produced but will be required to pay more in Non-Bypassable Charges. NEM 2.0 also requires new solar customers to pay a one-time Interconnection Application Fee, the amount of which is dependent upon the utility company. For systems under 1MW this fee is $132 for San Diego Gas & Electric, $145 for Pacific Gas& Electric, and $75 for Southern California Edison. NEM 2.0 customers are also required to use Time of Use (ToU) rates. The California Public Utilities Commission (CPUC) has adopted NEM 3.0 which establishes the successor to NEM 2.0 in California. NEM 3.0 features a 75% reduction in export rates (the value of excess electricity pushed onto the grid by solar systems), thereby reducing the overall savings and increasing the payback period of home solar installations. The changes under NEM 3.0 are likely to result in reduced benefits for most residential solar users and could alter the return on investment for solar customers.

To the extent that utility companies are not required to purchase excess electricity from owners of solar systems or are permitted to lower the amounts paid, the market for solar systems may be impaired. Because net metering can enable the solar system owner to further reduce the cost of electricity by selling excess electricity to the utility company, any elimination or reduction of this benefit would reduce the cost savings from solar energy. The recent changes in California’s net metering payments are reducing the market for residential solar installations to the extent that the installation of the homeowner’s decision to install a solar system is based on the benefits of the net metering structure, which has been modified to reduce the benefits to the home owner. In January 2024, we laid off a portion of our employees associated with the design and installation of residential solar systems in response to a slowdown in demand after NEM 3.0 took effect in April 2023. The layoff represented approximately 25% of our residential solar system design and installation team. Approximately half of the employees who were laid off had been hired in late 2022 to help install our growing backlog of residential solar systems under contract in anticipation of NEM 3.0, and the contracts representing that backlog were completed during 2023. We may need to revise our pricing metrics to reflect the change resulting from NEM 3.0 in order for the purchase of a solar system to be economically attractive to the customer, which may result in lower prices and reduced margins. Although our business plan contemplates that the near-term impact of NEM 3.0 on residential solar contracts will be offset by commercial solar contracts for which we use third-party subcontractors to complete the installations, we cannot assure you that our overall business will not be impacted by the effects of NEM 3.0 or that we will be able to develop our commercial solar business. Our significant decrease in both revenue and gross margin in the nine months ended September 30, 2024 from the comparable period of 2023 reflect both a surge in revenue in 2023 in anticipation of the effectiveness of NEM 3.0 in April 2023 and a sharp decline in revenue resulting from the effectiveness of NEM 3.0. We cannot assure you that net metering will not be eliminated or the benefits significantly reduced for future solar systems, which may dampen the market for solar energy or that our sales, particularly for residential units, will not be impaired.

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

In June 2018, California adopted the California Consumer Privacy Act ("CCPA”), which became effective in 2020. Under the law, any California consumer has a right to demand to see all the information a company has saved on the consumer, as well as a full list of all the third parties that data is shared with. The consumer also has the right to request that a company delete the information it has on the consumer. The CCPA broadly defines "protected data.” The CCPA also has specific requirements for companies subject to the law. The CCPA provides for a private right of action for unauthorized access, theft or disclosure of personal information in certain situations, with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater. The CCPA also permits class action lawsuits.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law ("CSL”), which became effective in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. The costs of compliance with, and other burdens imposed by, CSL may limit the use and adoption of our products and services and could have an adverse impact on our business.

The European Union Parliament approved a new data protection regulation, known as the General Data Protection Regulation ("GDPR”), which came into effect in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Economic Area. The GDPR imposes significant penalties for non-compliance. Although we do not conduct any business in the European Economic Area, in the event that residents of the European Economic Area access our website and input protected information, we may become subject to provisions of the GDPR.

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

Pandemics and epidemics, natural disasters, war, terrorist activities, political unrest, the relationship between China and the United States and other outbreaks could disrupt our delivery and operations, which could materially and adversely affect our business, financial condition, and results of operations.

Global pandemics, epidemics in China or elsewhere in the world, or fear of spread of contagious diseases, such as Ebola virus disease (EVD), coronavirus disease 2019 (COVID-19), Middle East respiratory syndrome (MERS), severe acute respiratory syndrome (SARS), H1N1 flu, H7N9 flu, avian flu and monkeypox, as well as hurricanes, earthquakes, tsunamis, or other natural disasters and political unrest and the relationship between the United States and China could disrupt our business operations, reduce or restrict our operations and services, incur significant costs to protect our employees and facilities, or result in regional or global economic distress, which may materially and adversely affect our business, financial condition, and results of operations. Actual or threatened war, terrorist activities, political unrest, civil strife, including the war between Israel and Hamas or any other hostilities in the Middle East and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. Any one or more of these events may impede our operation and delivery efforts and adversely affect our sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations.

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

Our Chinese subsidiary ZHPV holds a construction enterprise qualification certificate for Level III of general contractor for power engineering constructor issued on December 18, 2022, which permits ZHPV to conduct business as a contractor in power engineering construction. The qualification expires on May 9, 2025.  In the event that we conduct business in China, it is likely that our certificate would have to be renewed.  The failure of ZHPV to hold this certificate would impair our ability both to negotiate contracts and to perform our obligations under any contracts we may have with customers.

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

Often large commercial customers pay less for energy from utility companies than residential customers. To the extent that utility companies offer commercial customers a lower rate for electricity, they may be less willing to switch to solar energy. Under such conditions, we may be unable to offer solar energy systems in commercial markets that produce electricity at rates that are competitive with the price of retail electricity they are able to obtain from the local utility company. In such event, we would be at a competitive disadvantage compared to the local utility company and may be unable to attract commercial customers, which would impact our revenues.

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

Within the solar energy market, we face intense and increasing competition in the market of solar energy system providers, which exposes us to the risk of reduction of our market penetration and of our gross margin.

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

In our experience in the United States, consumers generally, and residential customers in particular, express interest in a solar energy system during March and April, when they are preparing their tax returns, and in July and August, when they experience high electricity charges from the local utility company. Since the selling cycle is typically three to four months, we generally install systems two to three months after the contract date, and we recognize revenue using a cost-based input method that recognizes revenue as work is performed. If we cannot complete a sale to a customer when the customer expresses interest in a solar system, that potential customer may seek alternative sources. Factors which may cause our quarterly results to fluctuate include:

•

local weather and climate conditions and long-term projected climate developments, including the effects of wildfires, unusually heavy rain and floods in California and climate change generally, which may affect both our ability to enter into contracts for the installation of solar systems and our ability to complete the construction and installation in a timely manner and may result in financial obligation to customers pursuant to production guarantees;

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

If we commence operations in China, the results of our China operations may also vary significantly from quarter to quarter since revenue from our China operations would be dependent upon both the timing of contracts and the timing of our work and the completion of our obligations on projects for which we have contracts and our ability to price our work to generate a profit on the project. Changes in revenue and the results of operations from our China segment from quarter to quarter may have a negative effect on our net income and the market for and price of our common stock and may also affect our cash requirements to the extent that there is a delay in receipt of payment following the completion of the work for which payment is required. The last year in which we generated revenue from our China segment was 2021, and all of our revenue in that year was generated in the second quarter.  We had no revenue from the China segment for 2022, 2023 and 2024, and we have no contracts in place for us to perform any services in China.

Because we are dependent on our chief executive officer, the loss of his services and our failure to hire additional qualified key personnel could harm our business.

Our business is largely dependent upon the continued efforts of one of our founders and our chief executive officer, David Hsu. Although we have an employment agreement with Mr. Hsu, this agreement does not guarantee that Mr. Hsu will continue to work for us. The loss of Mr. Hsu could affect our ability to operate profitably in both the United States and China.  If we recommence operations in China, we will need to engage experience executive and operational personnel, and we would be competing with other companies, including Chinese companies, for such personnel.  If we are unable to engaged qualified personnel in a timely manner we may not be able to conduct business in China. Further, because our senior management is based in the United States, if we recommence operations in China, our failure to develop senior management personnel in China may strain our management resources and make it difficult for our corporate management to monitor both the China operations and United States operations efficiently. Our failure to have qualified executive personnel in China who can operate in accordance with and implement our business plan and who understand and can comply with applicable United States and Chinese laws and regulations may impair our ability to generate revenue and operating income from the China segment, which could impair our overall operations and financial condition and could prevent our ability to conduct business in China.

In order to develop our business, we need to identify, hire and retain qualified sales, installation and other personnel.

To develop our business, we need to hire, train, deploy, manage and retain a substantial number of skilled employees, including sales, installation and other employees and marketing and, if we engage in financing activities, lending personnel for these activities. Identifying, recruiting and training qualified personnel requires significant time, expense and attention. If we are unable to hire, develop and retain qualified personnel or if our personnel are unable to achieve the desired level of productivity for a reasonable period of time, we may have difficulty in developing our business. Competition for qualified personnel in the solar industry is increasing, particularly for skilled installers and other personnel involved in the installation of solar energy systems. We also compete with the homebuilding and construction industries for skilled labor. As these industries recover and seek to hire additional workers, our cost of labor may increase. The unionization of our United States labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project. In addition, we compete for a limited pool of technical and engineering resources in the United States and, if we seek to conduct business in China, in China that requires us to pay wages that are competitive with relatively high regional standards for employees in these fields. We not only compete for highly qualified personnel, but we also face other companies seeking to hire our personnel, particularly our highly skilled personnel. If we cannot meet our hiring, retention and efficiency goals, we may be unable to complete the customers’ projects on time, in an acceptable manner, if at all. Any significant failures in this regard would materially impair our growth, reputation, business and financial results. If we are required to pay higher compensation than we anticipate, the increased cost may adversely impact our financial results and our ability to develop our business.

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

Our business is subject to the inflationary pressures that are affecting many domestic and foreign companies. The effects of inflation and supply side issues with respect to polysilicon are described in the preceding risk factor. The effects of inflation may also affect the marketability of our solar systems to residential users.  In our United States segment, our cost of revenue per watt of solar systems, which made up approximately 80% of our cost of revenues, increased approximately 20% in 2024 compared to the same period a year ago. Although we have been able to increase the selling price, our ability to increase is limited by competition, which resulted in our increase in 2024 of only 14%, a lower increase than the increase in cost of revenue which resulted in lower margin.  We will continue to source panels at the best available prices,  there is no assurance we can continue to source panels at more favorable prices. We have increased the price of solar system installations in our United States segment to offset this increase in cost.  Our cost, even of domestic products, may also be affected by tariffs imposed by the United States and counter-tariffs imposed by other countries. The increase in prices due to inflation may also affect the marketability of our solar systems.  To the extent that homeowners are incurring high expenses generally, they may have less available cash to invest in a solar system.  Although we do not have any data as to the effect of higher utility costs on purchases of solar systems, it has been our experience  that, as inflationary pressures are increasing the cost of electricity generally, our domestic business has grown as homeowners are seeking alternatives to what they see as high utility bills.  As a result, we have been able to increase our prices which has reduced the effect of increased prices of raw materials.   In 2024, our unit cost of revenue increased by 20%, which was partially offset by an increase in unit price of 14%. However, competitive factors limit the amount we can increase our prices, and our price increases have reduced what would otherwise have been a greater decline in gross margin.  We are seeking to reduce the effect of increased prices in raw materials by purchasing in greater quantities.  However, to the extent inflation continues or increases, we may not be able to raise prices sufficient to prevent a significant decline in our gross margins and the results of our operations, and if our prices are too high, the residential customer may not see the value of installing our solar system.

Estimated compensation costs per employee for sales, marketing and administrative personnel in our United States segment decreased approximately 27% for the year ended December 31, 2024 compared to the year ended December 31, 2023, and increased approximately 16% during the year ended December 31, 2023 compared to 2022.  The increase in 2023 and decrease in 2024 reflected increased staffing in response to an increased demand for solar energy projects in anticipation of the implementation of California’s NEM 3.0 and the decrease reflected the lay-off of a portion of our employees resulting from a slowdown after we had completed installation of the increased 2023 backlog resulting from NEM 3.0. The increase in 2023 was due to the increased cost of retaining and attracting talent, and such costs may continue to increase as labor costs in California continue to increase as a result of the inflationary pressures. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to meet competition which would result in a lower gross margin and a drop in operating income.

Because we derive most of our United States revenue from sales of our solar energy systems in California, we depend on the economic and regulatory climate and weather and other conditions in California.

We currently derive most of our United States revenue from solar energy projects in the United States from California. This geographic concentration exposes us more to government regulations, economic conditions, weather conditions, earthquakes, mudslides, fire, including wildfires, power outages, and other natural disasters and effects of climate change, and changes affecting California than if we operated in more states.  We cannot predict the effect of the recent forest fires, heavy rains and flooding in California will have on both the market for solar systems in California and on our business in particular and on our ability to solar systems in a timely manner.  Any inability to install solar systems in a timely manner, whether because of wildfires, heavy rain or flooding or other causes will also affect the timing of our revenue flow.  Furthermore, these conditions may impact our systems’ ability to meet the production guarantee, which would result in payment obligations if our systems fail to meet production guarantees.

Because we provide a production guarantee for some solar systems in California, we may incur additional costs if the output of our systems does not meet the required minimums.

Commencing in 2015, our standard contract for residential systems provides for a production guarantee, which means that we guarantee that the system would generate a specified minimum amount of solar energy during a year. The agreements generally have a term specified in the contract, which is generally ten years. In our standard contract, we specify a minimum annual production and provide that if the power generated by the system is less than 95% of the estimate, we will reimburse the owner for the cost of the shortfall. Because our obligations are not contingent upon external factors, such as sunlight, changes in weather patterns or increases in air pollution, unusual rain, flooding and wildfires and other factors could affect the amount of solar power that is generated and could increase our exposure under the production guarantee. Although our obligations under these agreements have not been significant through December 31, 2024, we cannot assure you that in the future any obligations we have under these agreements will not have a material adverse effect upon our revenue and the results of our operations. Although we believe that the conditions relating to those installations were unique and that we have taken corrective action, we cannot assure you that we will not have unanticipated liability in the future for the failure of systems to comply with applicable production guarantees regardless of the cause of such failure.

We reported in our Form 10-Q for the quarter ended September 30, 2024, that as a result of material weaknesses in our internal controls over financial reporting our disclosure controls were not effective, and any failure of our control system to prevent error or fraud may materially harm us and represents a material weakness in our internal controls over financial reporting.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. If we are not able to protect our computer system, including our financial records and client and personnel information, against cybersecurity attacks, including ransomware attacks, we may not be able to maintain effective disclosure controls or internal controls over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results, or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls could also adversely affect the results of operations. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

As reported in our Form 10-Q for the nine months ended September 30, 2024, the lack of adequate controls enabling us to identify the change in the status of the permit-to-operate field in the system, which affects recognition of revenue, coupled with lack of any monitoring and review controls to identify changes to the permit-to-operate field resulted in a material audit adjustment during the quarter ended September 30, 2024. The adjustment to revenue in the third quarter was corrected in the financial statements that were included in the Form 10-Q for the nine months ended September 30, 2024. Additionally, a manual detective control related to the contract asset accrual calculation, which would have facilitated a review of the accrual against all previously billed projects to flag for projects previously billed, has not been designed by us. Our failure to have necessary controls may affect the market for our common stock and our ability to raise either equity or debt financing.

In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend and we are expending significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and materially and adversely affect our ability to operate our business. In the event that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results, and the stock price of our ordinary shares could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain listings on Nasdaq.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting and will not be required to attest to such effectiveness as long as we continue to be an emerging growth company or  non-accelerated filer. At such time as our independent registered public accounting firm is required to attest to the effectiveness of our internal controls, such firm may issue a report that our internal controls are not effective if it is not satisfied with the level at which our controls are documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and our ability to raise financing.

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

In 2013 and 2015, we acquired three companies, LED in the United States in 2013 and two companies in China. In 2015, we incurred impairment losses in connection with the LED acquisition, resulting in impairment write-offs relating to the goodwill associated with the acquisition, and in 2024, we recognized impairment charge for the entire balance of the goodwill associated with our China segment of $7.5 million, which related to our 2015 acquisition of the two companies in China. There are significant risks associated with any acquisition program, including, but not limited to, the following:

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

If we recommence business in China, our China segment requires significant funding in connection with project construction.

To the extent that our China segment enters into project construction agreements with SPIC or other parties, we will have substantial funding requirements.  If we enter into project construction agreements, we will need to obtain project financing for each project.  Our failure to obtain such financing on reasonable terms will adversely affect both our operations and our ability to enter into project construction agreements.  As a result, if we are not able to obtain the necessary project financing, we may need to raise funds separately if we are to engage in project construction in China.  We cannot assure you that we will be able to obtain the necessary financing or that we will be able to operate profitably, if at all, in China.

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

•	obtain and maintain required governmental approval and permits;

•	complete any applications that may be necessary to enable us or the end user to take advantage of available government benefits;

•	identify and obtain land use rights for significant contiguous parcels of land in areas where there is sufficient sunlight to justify a solar farm;

•	resolve any problems with residents and businesses in the area where the solar farm is to be constructed;

•	negotiate an interconnection agreement with the utility company or government Electricity Bureau;

•	obtain substantial financing for each project;

•	receive payment for our work in a timely manner;

•	receive the required interim and final payments under the purchase and sale contract;

•	complete the engineering for the project;

•	purchase the photovoltaic panels and other components of the solar farm;

•	engage qualified contractors and subcontractors to construct the solar farm;

•	accurately evaluate the cost of all aspects of the projects, including any reserve for unexpected factors;

•	accurately estimate our potential warranty liability; and

•	address any changes resulting from weather or climate conditions, earthquakes, unexpected construction difficulties, changes in the buyer’s specifications or other changes beyond our control.

Our ability to address any of the foregoing factors may be affected by our being a United States company. In the event that we are not able to satisfy any of these conditions, we may not be able to generate revenue and positive cash flow from our China operations, and it may be necessary for us to suspend or terminate these operations. Further, the development of solar projects also may be adversely affected by many other factors outside of our control, such as inclement weather, acts of God, and delays in regulatory approvals or in third parties’ delivery of equipment or other materials, shortages of skilled labor and the effect of any pandemics or other disease outbreaks; the trade policies of the United States and China. We cannot assure you that we will be able to engage in the solar farm business or any other business in China successfully. Our failure to operate this business successfully will materially impair our financial condition and the results of our operations and may not only result in the termination of our China segment, but may impair our United States operations.

Delays in construction of solar farms could increase our costs and impair our revenue stream from our China operations.

In our China operations, we would generally seek to obtain permits and construct solar farms for our end user customers to whom we sell the projects. We incur significant costs prior to completion, and the contracts with the end user typically have a completion schedule. Any delay would delay our receipt of payment from the customer as well as our recognition of revenue from the project. If the delay is significant, it could result in penalties under the contract or a refusal of the customer to pay the stated purchase price or any interim payments that are due under the contract. Delays can result from a number of factors, many of which are beyond our control, and include, but are not limited to:

•	unanticipated changes in the project plans;

•	defective or late delivery of components or other quality issues with components

•	difficulty in obtaining and maintaining required permits;

•	difficulty in receiving timely payments from the customers;

•	changes in regulatory requirements;

•	weather and climate conditions;

•	unforeseen engineering and construction problems;

•	difficulty in obtaining sufficient land use rights for the proposed project size;

•	labor problems and work stoppages;

•	equipment problems;

•	adverse weather, environmental, and geological conditions, including floods, earthquakes, landslides, mudslides, sandstorms, fire, drought, or other inclement weather and climate conditions or natural disasters or pandemics or other outbreaks of disease; and

•	cost overruns resulting from the foregoing factors as well as our miscalculation of the actual costs.

Our business in the United States is largely dependent upon government subsidies and incentives.

The solar energy industry depends on the continued effectiveness of various government subsidies and tax incentive programs existing at the federal and state level to encourage the adoption of solar power. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. We and our customers benefit from these regulations in the form of federal tax incentives, state utility rebates and depreciation. Because of the high cost of installing solar energy systems, the existence of tax incentives as well as regulations requiring utility companies to purchase excess power from solar energy systems connected to the grid are important incentives to the installation of a solar energy system. California’s adoption of  NEM 3.0 has had a negative impact on the purchase of solar energy systems in California, as reflected in our decline in revenue from 2023 to 2024.  Should any of the incentives be discontinued or materially reduced, our business and the results of our operations may be impaired.  United States government policies that favor gas and oil over renewable energy including solar and wind may adversely affect our ability to sell our solar systems.

United States trade policy affects our ability to purchase domestic solar panel and pricing generally.

One of the effects of the United States tariffs on imported solar panels, including solar panel from China, is an increased demand for products manufactured in the United States which may affect both our ability to purchase solar panels and the price and other terms at which solar panels are available to us. Our inability to obtain domestically produced solar panels at a reasonable cost can impair our ability to generate revenue and maintain reasonable gross margins.  Furthermore, to the extent that the United States imposes tariffs on goods generally and other countries impose counter-tariffs, our business could be impaired as a result of higher prices resulting from the tariffs which we may not be able to pass along our customer.

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

Our ability to develop business in China is dependent upon the continuation of government policies relating to solar power and the relationship between the solar farm owner and the local utility company. Any changes in the policies or practices that affect the solar power industry could make the construction and operation of a solar farm less desirable. Although our China subsidiary is a licensed EPC contractor in China, its license expires in May 2025. Changes in the law or regulations could make it difficult or more expensive for us to renew and maintain our license. Delays in payments from the utility companies or difficulties in connecting with the grid could also make solar farms less attractive. Any regulations or practices that give preference to a China business rather than a subsidiary of a United States business or which would require us to devote a portion of our profit for local uses would also make it more difficult or more expensive to operate our business. We cannot assure you that changes in law or practices will not impair our ability to conduct our business in China. Further, any deterioration in the relationship between the United States and China on trade and related matters may impair our ability to obtain permits for solar farms and to enter into EPC and other agreements for solar farms in China.

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

Although we do not believe we are a China-based issuer, because of our China segment, any change of regulations and rules by the Chinese government, such as those related to data security or anti-monopoly concerns, may affect or otherwise influence our operations at any time and any additional control over offerings conducted overseas and/or foreign investment in issuers with significant Chinese operations could result in a material change in our operations and/or the value of our securities and could significantly limit or completely hinder our ability to offer, or continue to offer, our securities to investors and cause the value of such securities to significantly decline and possibly be worthless.

Although we are a Nevada corporation headquartered in the United States with management team and operations in the United States, through our subsidiaries, we may conduct business in China, and our China business is subject to Chinese law. Our operations in China may be impacted or influenced by the new regulations and policies of the Chinese government. For example, between July 2 and July 6, 2021, Cyberspace Administration of China, or the CAC, announced cybersecurity investigations of the business operations of certain U.S.-listed Chinese companies. On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued "The Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or "the Opinions.” The Opinions emphasized the needs to strengthen the administration over illegal securities activities and the supervision over overseas listings by Chinese companies. According to the Opinion, measures, including promoting the institution of relevant regulatory systems, will be taken to control the risks and manage the incidents from overseas-listed Chinese companies. On July 10, 2021, CAC published the Cybersecurity Review Measures (Revised Draft for Public Comments), or the "Review Measures (Draft),” and on December 28, 2021, the CAC and other ministries and commissions jointly promulgated the Cybersecurity Review Measures, which came into effect on February 15, 2022, targeting to further restate and expand the applicable scope of the cybersecurity review. Pursuant to the Cybersecurity Review Measures, CIIO that intend to purchase Internet products and services and online platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review. Cybersecurity Review Measures further stipulate that if a network platform operator possesses the personal information of more than one million users and intends to list in a foreign country, it shall apply to the CAC for cybersecurity review. Although we are unlikely to be a CIIO or online platform operator as defined in the Cybersecurity Review Measures, it is not certain whether any future regulations will impose restrictions on the business that we are currently engaging in China. Because our PRC subsidiaries do not deal with the public and do not possess personal data of at least 1,000,000 users, we do not believe that we are required to apply for review by the Cybersecurity Review Office. In the event that, in the future, we possess such data or if the requirements for review are changed, we may be required to obtain such approval, the failure of which could affect our ability to have our common stock traded on Nasdaq. On July 23, 2021, General Office of the State Council promulgated "Opinions on Further Reducing Students’ Homework Burden and After-school Tutoring Burden at the Stage of Compulsory Education,” pursuant to which the institutions that offer tutoring of school curriculum shall be registered as non-profit organizations and are not allowed to make profits and raise capital. The new regulation also disallows foreign investment in these institutions through acquisitions, franchise or contractual agreements. Although we do not engage in CIIO, online platform services or any education or tutoring related business and we are a United States, and not a Chinese, company, our offering and listing on Nasdaq may be negatively affected by these new regulations as they have materially negatively affected stock prices of the U.S. listed Chinese companies which are the CIIO, online platform servers, or in the tutoring business. Any additional restriction, scrutiny or negative publicity of the U.S.-listed Chinese companies could cause the U.S. investors less interested in our securities, or hinder our ability to offer, or continue to offer, our securities to investors and cause the value of such securities to significantly decline or be worthless.

Although we do not believe we a China-based issuer, because of our China segment, the Chinese government may exert substantial interventions and influences on offerings that are conducted overseas and/or foreign investment in China-based issuers at any time. Any new policies, regulations, rules, actions or laws by the PRC government may subject us to material changes in operations, may cause the value of our common stock significantly decline or be worthless, and may completely hinder our ability to offer, or continue to offer, securities to investors.

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

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of "critical information infrastructure operator” remains unclear. On July 10, 2021, the CAC publicly issued the Measures for Cybersecurity Review (Revised Draft for Comments) aiming to, upon its enactment, replace the existing Measures for Cybersecurity Review. On December 28, 2021, CAC and other ministries and commissions jointly promulgated the Cybersecurity Review Measures which became effective on February 15, 2022, which required that any critical information infrastructure operators that intend to purchase Internet products and services and online platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review. Cybersecurity Review Measures further provides "network platform operator” possessing personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review.

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

Our equity structure is a direct holding structure, that is, SolarMax Technology Inc., a Nevada corporation, directly controls its U.S. subsidiaries and its subsidiaries in its China. Our business in China is conducted through ZHPV and ZHTH.

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

In China, we would compete with other companies for a limited number of available permits.

In China, we obtain permits, construct and sell solar farms to major customers who have the financial ability to purchase and operate these systems. The permits are granted by the local government agency and a list of available permits is published by the agency. There is a limited number of potential customers as well as a limited number of permits available and we compete with other firms in seeking to obtain permits and seeking to perform EPC services. In seeking both permits and customers, we compete with other companies, many of which are Chinese companies that have significantly greater financial resources and are better known in China than we are. It is unlikely that we would receive a permit unless we has an agreement with a customer in place, in which event we would need the customer to assist us in getting a permit. Further, many of our competitors have or can develop relationships with both the government officials who issue the permits as well as the buyers of the projects, and our competition may not be subject to the restrictions imposed on us by the Foreign Corrupt Practices Act. We cannot assure you that we will be able to obtain the necessary permits for our customers or enter into agreements with end users who would operate the solar farms. As the interest in solar farms in China increases, there is increased competition for permits, and the government entities that issue the permits may prefer Chinese companies over companies that are owned by a United States parent. Our failure to obtain the permits and enter into agreements would impair our ability to generate revenue from this business. In addition, to date, except for our agreements with SPIC, our China segment has generated minimal revenue in China from unrelated parties. If we are not able to develop our business with new customers or if our business with SPIC or with related party decreases, our ability to generate revenue in China will be significantly impaired. Unrelated parties may prefer to work with a Chinese company than a company owned by a United States company, particularly in view of the trade disputes between the United States and China.

Because of the cost of construction of the solar farms, we are likely to require financing in order to complete projects in China, and the inability to obtain such financing may impair our ability to generate contracts for solar farm projects in China.

Although our EPC contracts with solar farm owners provide for progress payments, we cannot assure you that we will be paid in a timely manner or that our customers will not be significantly delinquent on their payments. Because we are dependent upon a small number of customers, our cash flow at any time may be dependent upon the payment policies and practices of one customer. During the years ended December 31, 2024, 2023 and 2022 and continuing through the date of this annual report, we did not generate revenues in the China segment. Our China segment revenue for the year ended December 31, 2021 and the year ended December 31, 2020 was derived from four projects for SPIC. Our failure both to receive timely progress payments and to obtain any necessary project financing in China would impair our ability to develop our business in China. Because of the size of the solar farms that we build in China, it is likely to require financing for our projects. We cannot assure you that we will be able to obtain financing or that our business will not be impaired by delinquent customers. Further, we may not be able to generate business without a financing arrangement. At December 31, 2024, December 31, 2023 and December 31, 2022, we had $7.4 million, $7.7 million and $8.4 million of accounts receivable from SPIC, respectively. These receivables represent the balance of the contractual billings pursuant to the construction contracts and the unpaid portion of the equity transfer agreements pursuant to which we sold to SPIC a controlling interest in four projects. SPIC is a large state-owned company in China, and we believe that it has the financial ability to meet its obligations on its contracts. Collections in China are paper-based, bureaucratic and often require in-person meetings. Travel restrictions in China due to the COVID restrictions in China have prevented the kind of in-person meetings necessary to collect on the receivables from SPIC. Beginning in August 2022, our China personnel began in-person collection meetings with SPIC. Even though SPIC is not disputing the payments under the contracts, new management at SPIC raises questions regarding certain reimbursements for costs paid directly by SPIC. The arbitration regarding this matter is underway and we expect to have the arbitration concluded sometimes in early 2025.  See Item 3. Legal Proceedings with respect to the arbitration proceeding with SPIC and the reserve taken with respect to the receivable.

Because our business in China would involve the construction of large projects for a small number of customers; we do not have an ongoing revenue base and needs to obtain new customers.

Because of the nature of our China operations, we construct large projects for a small number of customers, who may not require additional services from us after we have completed the projects. As a result, we need to continually market our services to SPIC and to new customers who have the financial resources to purchase a solar farm or to obtain additional projects from existing customers. Thus, each year one customer and its affiliates have been responsible for a large percentage, if not substantially all, of the revenue from the China segment and a large percentage of our total revenue, and the major customers in one year may not generate any significant revenue in future years. Further, to the extent that any customer fails to make timely payments to us, our business and cash flow could be impaired. If we are unable to develop new sales contracts for solar farms, it may not be able to continue our China operations which would impair our operating results and our financial condition. China’s recent decline in revenue and other sources of funds may affect SPIC’s willingness to enter into new contracts with us.

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

In China, a solar farm sells the power it generates to the electricity utility company at prices which are set by the Electricity Bureau, a government agency, at the beginning of the term of the power sales agreement between the owner and the utility company. The prices have been declining, and we cannot assure you that the price reductions will not continue or that price reductions will not increase substantially and make the ownership of a solar farm uneconomical. The cash flow that the owner receives from the utility company is critical in determining whether the project will be profitable to the owner. If the potential revenue stream is not sufficient to meet the owner’s return, taking into account the cost of the project, the cost of the land use rights and the other operating costs, the owner may be unwilling to develop a solar farm or it may be necessary for us to reduce our charges in order to generate the revenue, which could significantly reduce our gross margin on the project and could result in a negative gross margin. Decreases in the potential revenue stream may also significantly affect the terms on which we could provide maintenance services for a solar farm following its completion. Further, it is possible that the Electricity Bureau could set prices at a level which makes it uneconomical to operate a solar farm, in which event we would not be able to continue in this business. Although the rate is presently set for the duration of the contract with the utility company, we cannot assure you that the Chinese government would not change its policy and reduce the rate during the term of the agreement. We cannot assure you that we will be able to operate our EPC business in China profitably, and our failure to operate profitably in China could materially impair our overall ability to operate profitably and to continue to operate in China.

Changes in solar farm delivery schedules and order specifications may affect our revenue stream and gross margin.

Although we build solar farms pursuant to agreements with the customers, we may experience delays in scheduling and changes in the specification of the project. These changes may result from a number of factors, including a determination by the customer that the scope of the project needs to be changed. In the event of such changes, we may suffer a delay in the recognition of revenue from the projects and may increase our costs. We cannot assure you that our revenue and gross margin will not be affected by delays, changes in specifications or increased costs or that we will be able to recoup revenue lost as a result of the delays or changes. Further, if we cannot allocate our personnel to a different project, we will continue to incur expenses relating to the project, including labor and overhead. We cannot assure you that our income will not decline as a result of changes in customers’ orders or their requirements for their projects. Further, we do not intend to build and operate solar farms in China for our own account, so if we commence business in China, we will primarily seek to perform EPC services for customers who would operate or assigned the operation of the solar project.

Our China revenues may be affected by weather conditions, including climate changes, in certain provinces of China

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

Our China segment’s operations were located in China. Accordingly, our business, prospects, financial condition and results of operations may be is subject to numerous risks in China, including, but not limited to, changes in policies of the Chinese government, a deterioration in the relationships between the United States and China, the legal system in China which may not adequately protect our rights, change in the Chinese economy and steps taken by the government to address the changes, inflation, adverse weather conditions, fluctuations in the currency ratio between the U.S. dollar and the RMB, currency exchange restrictions, the interpretation of tax laws, tariffs and importation regulations.

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

Our independent registered public accounting firm’s audit documentation related to its audit reports included in this annual report include audit documentation located in China. PCAOB may not be able to inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection which could result in limitations or restrictions to our access to the U.S. capital markets. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act or the Accelerating Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect or investigate completely, and, as a result, U.S. national securities exchanges, such as the Nasdaq, may determine to delist our securities. The Accelerating Holding Foreign Companies Accountable Act amended the HFCA Act and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or market if the issuer’s auditor is not subject to PCAOB inspections for two consecutive years instead of three.

Our independent registered public accounting firm issued an audit opinion on our financial statements that are included in this annual report. As an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. Our auditor is headquartered in New York City, and it has been inspected by the PCAOB on a regular basis with the last inspection in 2018 and an ongoing inspection that started in November 2020. However, recent developments with respect to audits of China-based companies, such as our China segment, create uncertainty about the ability of our auditor to fully cooperate with the PCAOB’s request for audit workpapers without the approval of the Chinese authorities. As a result, our investors may be deprived of the benefits of PCAOB’s oversight of our auditors through such inspections.

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

In addition, as part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of Congress that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for such issuers and, beginning in 2025, the delisting from national securities exchanges such as Nasdaq of issuers included for three consecutive years on the SEC’s list. On December 18, 2020, the HFCA Act was signed into law. In essence, the HFCA Act requires the SEC to prohibit foreign companies from listing securities on U.S. securities exchanges if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. The enactment of the HFCA Act and any additional rulemaking efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including the surviving corporation, and the market price of the surviving corporation’s securities could be adversely affected, and the surviving corporation could be delisted if it is unable to cure the situation to meet the PCAOB inspection requirement in time. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. We will be required to comply with these rules if the SEC identifies us as having a "non-inspection” year under a process to be subsequently established by the SEC. Furthermore, the Accelerating Holding Foreign Companies Accountable Act amended the HFCA Act and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or stock market, including the over-the-counter market if our auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a determination report (the "Determination Report”) which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (ii) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the Determination Report identified the specific registered public accounting firms which are subject to these determinations.

On June 4, 2020, then President Donald J. Trump issued a memorandum ordering the President’s Working Group on Financial Markets, or the PWG, to submit a report to the President within 60 days of the memorandum that includes recommendations for actions that can be taken by the executive branch and by the SEC or PCAOB on Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the U.S. On August 6, 2020, the PWG released a report recommending that the SEC take steps to implement the five recommendations outlined in the report. In particular, to address companies from non-cooperating jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate, including China, the PWG recommends enhanced listing standards on U.S. stock exchanges. This would require, as a condition to initial and continued exchange listing, PCAOB access to workpapers of the principal audit firm for the audit of the listed company. Companies unable to satisfy this standard as a result of governmental restrictions on access to audit workpapers and practices in non-cooperating jurisdictions may satisfy this standard by providing a co-audit from an audit firm with comparable resources and experience where the PCAOB determines it has sufficient access to audit workpapers and practices to conduct an appropriate inspection of the co-audit firm. If we fail to meet this requirement, we could face possible de-listing from Nasdaq, deregistration from the SEC and/or other risks, which may materially and adversely affect, or effectively terminate, securities of the surviving company trading in the United States.

Our independent accountants, Marcum LLP, is a United States accounting firm headquartered in New York City and is subject to inspection and is annually inspected by the PCAOB. Marcum LLP is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. In the event that, in the future, either PRC regulators take steps to impair Marcum’s access to the workpapers relating to our China operations or the PCAOB expands the scope of the determinations so that we will be subject to the HFCA Act, as the same may be amended,  you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including "over-the-counter” trading, may be prohibited, under the HFCA Act. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it "was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC) for the first time in history, in 2022. Therefore, on December 15, 2022, the PCAOB Board voted to vacate previous determinations to the contrary.” Notwithstanding the foregoing, if the PCAOB is not able to inspect and investigate completely our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCA Act or the Accelerating Holding Foreign Companies Accountable Act, and Nasdaq may determine to delist our securities if the PCAOB determines that it cannot inspect or investigate completely our auditor under such Acts.

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

Any significant appreciation or revaluation of the RMB may have a material adverse effect on the value of, and any dividends payable on, shares of our common stock in foreign currency terms. More specifically, if we decide to convert our RMB into U.S. dollars, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. To the extent that we need to convert the U.S. dollar we receive from any equity or debt financing into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. In addition, appreciation or depreciation in the exchange rate of the RMB to the U.S. dollar could materially and adversely affect the price of our common stock in U.S. dollars without giving effect to any underlying change in our business or results of operations.  Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. We incurred losses on those foreign currency transactions of approximately $338,000 and $266,000 for the years ended December 31, 2024 and 2023, respectively.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Revenue from our China operations is denominated in RMB. Restrictions on currency exchange may limit our ability to use any earnings generated in China to fund our business activities in the United States and, if and when we operate profitably, to make dividend payments to our shareholders in U.S. dollars. Under current PRC laws and regulations, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions and dividend distributions. However, RMB is not freely convertible for direct investment or loans or investments in securities outside China, unless such use is approved by the PRC State Administration of Foreign Exchange ("SAFE”). For example, foreign exchange transactions under our subsidiaries’ capital accounts, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval requirement of SAFE. SolarMax Shanghai and ZHPV have completed all necessary filing to qualify as a foreign investment enterprise according to the requirements of SAFE. These limitations could affect our ability to obtain foreign exchange for capital expenditures.

Our Chinese subsidiaries are subject to restrictions on making dividend and other payments to it.

Under the applicable requirements of PRC law, our PRC subsidiaries may only distribute dividends after making allowances to fund certain statutory reserves, consisting of the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC ("PRC GAAP”). Appropriation to the statutory surplus reserve for each entity should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of such entity’s registered capital. Our subsidiaries’ statutory reserves were RMB 5,544,799 (approximately $760,000) at December 31, 2024, and RMB 5,544,799 (approximately $784,000) at December 31, 2023. These reserves are not distributable as cash dividends.

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

We are required by law to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies and their foreign subsidiaries and controlled entities from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in China. If our competitors engage in these practices, they may receive preferential treatment from personnel of other companies or government agencies, giving competitors an advantage in securing permits or business or from government officials. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.  Even though United States spokespersons have said that they will not enforce the Foreign Corrupt Practices Act, it is still the law and we are complying with its provisions.

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

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests” of foreign investors in the PRC. However, the PRC’s system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, which means that it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes. The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

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

Although we do not believe that we are a China-based issuer, our business includes our China segment although that segment has not generated any revenues during 2022, 2023, 2024 and  2025 through the date of this annual report.  The rules and regulations in China including the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. The rules and regulations as well as the interpretation and enforcement of laws and that rules and regulations in China can change quickly with little advance notice and the risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, and Chinese government may intervene or influence our China operation at any time, or may exert more control over offerings conducted overseas and/or foreign investment in us, which could result in a material change in our operations in China and our operations in the U.S., and could cause the value of our securities to significantly decline or be worthless, and limit the legal protections available to us; and any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in issuers with China operations could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

SAFE has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 4, 2014, and its appendices, that require PRC residents, including PRC institutions and individuals, to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a "special purpose vehicle.” SAFE Circular No. 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

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

On August 8, 2006, six PRC regulatory authorities, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, CSRC and SAFE, jointly issued the Regulation on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and were amended on June 22, 2009. The M&A Rules established additional procedures and requirements that could make merger and acquisition activities in China by foreign investors more time-consuming and complex. For example, the MOFCOM must be notified in the event a foreign investor takes control of a PRC domestic enterprise. In addition, certain acquisitions of domestic companies by offshore companies that are related to or affiliated with the same entities or individuals of the domestic companies, are subject to approval by the MOFCOM. In addition, the Implementing Rules Concerning Security Review on Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by the MOFCOM in August 2011, require that mergers and acquisitions by foreign investors in "any industry with national security concerns” be subject to national security review by MOFCOM. In addition, any activities attempting to circumvent such review process, including structuring the transaction through a proxy or contractual control arrangement, are strictly prohibited.

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

Under the new Enterprise Income Tax Law, we may be classified as a "resident enterprise” of China. Such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.

The new Enterprise Income Tax (EIT) Law, which was most recently amended on December 29, 2018, and its implementing rules provide that enterprises established outside of China whose "de facto management bodies” are located in China are considered "resident enterprises” under PRC tax laws. The implementing rules promulgated under the new EIT Law define the term "de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. However, there are no further detailed rules or precedents governing the procedures and specific criteria for determining "de facto management body.” It is still unclear if the PRC tax authorities would determine that our China operations, which are owned by its subsidiary, SolarMax Hong Kong, should be classified as a PRC "resident enterprise.”

If we are deemed as a PRC "resident enterprise,” we will be subject to PRC enterprise income tax on our worldwide income at a uniform tax rate of 25%, although dividends distributed to us from our existing PRC subsidiaries and any other PRC subsidiaries which we may establish from time to time could be exempt from the PRC dividend withholding tax due to a PRC "resident recipient” status. This could have a material and adverse effect on our overall effective tax rate, our income tax expenses and our net income. Furthermore, dividends, if any, paid to our stockholders may be decreased as a result of the decrease in distributable profits. In addition, if we were to be considered a PRC "resident enterprise,” dividends we pay with respect to shares of our common stock and the gains realized from the transfer of shares of our common stock may be considered income derived from sources within the PRC and be subject to PRC withholding tax. This could have a material and adverse effect on the value of your investment in us and the price of shares of our common stock.

Because we require a license to engage in the EPC business in China, any changes in the certification or qualification requirements could impair our ability to operate in China.

A specific license is required to engage in the EPC business in China. our subsidiary ZHPV currently holds the necessary licenses, including Construction Enterprise Qualification Certificate ("Qualification”) for Level III of General Contractor for Power Engineering Constructor which permits ZHPV to conduct business as a contractor in the power engineering construction business throughout the PRC. However, any changes in the requirements for obtaining and maintaining such licensure could impair ZHPV’s ability to retain its license which could preclude us from performing EPC services in China. The qualification certificate expires on June 30, 2024.

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

The development, construction and operation of solar power projects and photovoltaic production projects are highly regulated activities. Our operations in China are governed by various laws and regulations, including national and local regulations relating to urban and rural planning, building codes, safety, environmental protection, fire control, utility transmission, engineering and metering and related matters. For example, the establishment of a solar power project is subject to the approval of the National Development and Reform Commission ("NDRC”) or its local branches, pursuant to the Administrative Provisions on Generation of Electricity by Renewable Energy Resources promulgated by the NDRC on January 5, 2006. Pursuant to the Provisions on the Administration of Electric Power Business Permit, which became effective on December 1, 2005 and were amended on May 30, 2015, certain solar power projects may be required to obtain the electric power business permits specifically for power generation from the State Electricity Regulatory Commission, known as SERC. Pursuant to the Interim Measures for the Administration of Solar Power Projects, promulgated by the National Energy Administration, known as the NEA, on August 29, 2013, solar power projects are subject to filings with the provincial NDRC. Such filing is subject to the national development plan for solar power generation, the regional scale index and implementation plan of the year as promulgated by the competent national energy authority and is a pre-condition for connecting to the power grid. Pursuant to the Interim Measures for the Administration of Distributed Generation Projects, or the Distributed PV Interim Measures, promulgated by the NEA on November 18, 2013, distributed generation projects are subject to filings with the provincial or regional NDRC. Such filing is subject to State Council’s rules for administration of investment projects and the regional scale index and implementation plan of the year as promulgated by the competent national energy authority. Distributed generation projects in the regional scale index of the year that are not completed or put into operation within two years from their respective filing date are cancelled and disqualified from receiving national subsidies. The Distributed PV Interim Measures also provide that the filing procedures should be simplified and the electric power business permit and permits in relation to land planning, environmental impact review, energy saving evaluation and other supporting documents may be waived. Detailed requirements of the filing are also subject to local regulations, and the effects of the Distributed PV Interim Measures on our business are yet to be evaluated. Pursuant to the Standard Conditions of Photovoltaic Production Industry, or the Photovoltaic Production Rule, promulgated by the PRC’s Ministry of Industry and Information Technology ("MIIT”) and, effective on March 25, 2015, the minimum proportion of capital funds contributed by the producer for newly built, renovation and expansion photovoltaic ("PV”) production projects shall be 20%. The Photovoltaic Production Rule also provides, among other matters, requirements in relation to the production scale, cell efficiency, energy consumption and operational life span of various PV products. It also requires companies to obtain pollution discharge permits.

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

Failure to comply with PRC regulations regarding the registration of share options held by our employees who are "domestic individuals” may subject such employee or us to fines and legal or administrative sanctions.

Pursuant to Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company issued by the SAFE in February 2012, or the Stock Incentive Plan Rules, "domestic individuals” (both PRC residents and non-PRC residents who reside in China for a continuous period of not less than one year, excluding foreign diplomatic personnel and representatives of international organizations) participating in any stock incentive plan of an overseas listed company are required, through qualified PRC agents, including the PRC subsidiary of such overseas-listed company, to register with the SAFE and complete certain other procedures related to the stock incentive plan.

We and our employees who qualify as "domestic individuals” and have been granted stock options, or the PRC optionees, will become subject to the Stock Incentive Plan Rules when we become an overseas listed company upon the completion of the offering. We plan to conduct and complete the registration as required under the Stock Incentive Plan Rules and other relevant SAFE registrations and to update the registration on an on-going basis. If we or our PRC optionees fail to comply with the Individual Foreign Exchange Rule and the Stock Incentive Plan Rules, we and our PRC optionees may be subject to fines and other legal sanctions. We may also face regulatory uncertainties that could restrict our ability to adopt additional option plans for our directors and employees under PRC law. In addition, the General Administration of Taxation has issued circulars concerning employee stock options. Under these circulars, our employees working in China who exercise stock options will be subject to PRC individual income tax. Its PRC subsidiaries have obligations to file documents related to employee stock options with relevant tax authorities and withhold individual income taxes of those employees who exercise their stock options. If its employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorities or any other PRC government authorities. Furthermore, there are substantial uncertainties regarding the interpretation and implementation of the Individual Foreign Exchange Rule and the Stock Incentive Plan Rules.

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

On February 3, 2015, the PRC’s State Administration of Taxation ("SAT”) issued Announcement on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfers by Non-RPC Resident Enterprises, or SAT Notice No. 7, to supersede the existing tax rules in relation to the tax treatment of the Indirect Transfer. SAT Notice No. 7 introduces a new tax regime and extends the SAT’s tax jurisdiction to capture transactions involving indirect transfer of (i) real properties in China and (ii) assets of an "establishment or place” situated in China, by a non-PRC resident enterprise through a disposition of equity interests in an overseas holding company. SAT Notice No. 7 also extends the Interpretation with respect to the disposition of equity interests in an overseas holding company. In addition, SAT Notice No. 7 further clarifies how to assess reasonable commercial purposes and introduces safe harbors applicable to internal group restructurings. However, it also brings challenges to both the foreign transferors and transferees as they are required to make self-assessments of whether an Indirect Transfer or similar transaction should be subject to PRC tax and whether they should file or withhold any tax payment accordingly.

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

Risks Related to our Common Stock

An active, liquid and orderly trading market for our common stock may not be maintained, and our stock price is volatile.

We cannot predict the nature of the market for our common stock, and we cannot assure you that an active, liquid or orderly trading market for our common stock will be maintained. Since we completed our initial public offering, the market price for our common stock has been volatile, with a high of $15.82 per share and a low of $0.60 per share.  If there is no active, liquid or orderly market for our common stock, the reported bid and asked price at the time you seek to purchase or sell shares may not reflect the price at which you could either buy or sell shares of our common stock.

If our stock price falls, we may be delisted from Nasdaq which would have a material adverse effect on the price and market for our common stock, and you could lose all or part of your investment.

The market price for our common stock has been volatile, with a high of $15.82 per share and a low of $0.60 per share.  As a result of the closing bid price being less than $1.00 for 30 consecutive days in September and October 2024, we received a notice from Nasdaq that the common stock will be delisted if the closing bid price does not rise to at least $1.00 per share.  Although the stock price increased, we cannot assure you that the market price of our common stock will remain above $1.00 and that it will not be delisted from Nasdaq for failure to meet the continuing listing requirements, including the minimum bid price requirement.

Factors that may affect the of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of solar or renewable energy stocks;

•	changes in operating performance and stock market valuations of other energy companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•	the perception of our ability to raise funds we may require from time to time and terms on which we issue securities in a private equity transaction;

•

failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors, and unfavorable recommendations by securities analysts;

•	any financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	the perception of our ability to enter into, perform and generate profits from contracts for major commercial projects;

•	announcements by us or our competitors of new products, features, or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	if we commence business in China, the perception of our ability to operate profitably and generate positive cash flow in China and our failure to generate significant business from our China segment;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management or our failure or perceived failure to engage additional executive and other senior level personnel; and

•	general economic conditions and slow or negative growth of our markets.

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

Our amended and restated articles of incorporation authorize our board of directors to issue preferred stock without stockholder approval. If our board of directors issues preferred stock, such issuance could make it more difficult for a third party to acquire us. Our employment agreements with our David Hsu, chief executive officer, provides that, in the event of a termination of his employment following a change of control, we are to pay Mr. Hsu, upon termination, a lump sum payment equal to two times the highest annual compensation for the three years preceding the date of termination, multiplied by the number of years he has been employed by us. Mr. Hsu’s employment commenced in February 2008. In addition, some provisions of our amended and restated articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

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

A portion of the compensation to our senior executive officers may not be deductible, which may increase our taxes

Section 162(m) of the Internal Revenue Code limits the deduction that public companies may take for annual compensation paid to its chief executive officer, chief financial officer and the three other most highly compensated officers, who are referred to as "covered employees.”  All compensation in excess of $1.0 million paid to a covered employee, including post termination compensation and death benefits, may be nondeductible for federal income tax purposes, with certain exceptions pursuant to certain contracts that were in effect on November 2, 2017.  In the event that the compensation we pay to any covered employee exceeds $1.0 million, such excess may not be deductible which, if our operations are profitable, could increase our income taxes and reduce our net income, which could negatively affect the price of our stock.

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

Because we do not intend to pay dividends on our common stock for the foreseeable future, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not plan to declare dividends on shares of our common stock in the foreseeable future. As a result, your only opportunity to achieve a return on your investment will be if you sell your common stock at a price greater than you paid for it. The price of our common stock has fluctuated significantly since our initial public offering and we cannot assure you that the price of our common stock that will prevail in the market will ever equal or exceed the price that you pay for our stock.

Future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

All of our outstanding shares of common stock, except for 561,798 shares issued in March 2025, are eligible for sale pursuant to Rule 144, subject to limitations provided by Rule 144 with respect to affiliates.  In addition, the holders of our convertible notes in the principal amount of $16.5 million at March 15, 2025, have conversion rights at an average conversion price of $2.78 per share.  The conversion price is $3.20, which is 80% of our initial public offering price of $4.00 with respect to convertible notes in the principal amount of $12.0 million which were issued prior to our initial public offering, and 80% of the market price on the date of the convertible note with respect to notes issued subsequent to our initial public offering.  We require additional capital and, to the extent that we raise funds through the sale of equity securities or equity-based securities and to the extent that that the remaining limited partners of the partnerships that have outstanding loans to us in the principal amount of $11.0 million receive convertible notes in respect of their investment in the limited partnership that made loans to us, the holders will have the right to sell such shares six months after issuance or earlier if the shares are registered for sale pursuant to the Securities Act of 1933.  Both the sale and the market’s reaction to the possible sale of such shares could have a material adverse impact on the market price of and the market for our common stock.

We intend to file a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under our equity incentive plan or pursuant to stock options. Subject to the satisfaction of vesting conditions shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction other than those restrictions imposed on sales by affiliates pursuant to Rule 144.

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

Our amended and restated articles of incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect one or more directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might grant to holders of preferred stock could affect the residual value of the common stock.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are classified as an "emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, we will not be required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosure regarding executive compensation, or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years from our initial public offering, although we will lose that status sooner if we have more than $1.235 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Because our directors and executive officers own or have the right to vote approximately 27.9% of our outstanding common stock, they may be able to elect all directors, approve all matters requiring stockholder approval and block any action which may be beneficial to stockholders.

Our directors and executive officers beneficially own approximately 27.9% of our outstanding common stock, based on the stock they presently own, excluding shares issuable upon exercise of options. Our bylaws provide that one-third of the outstanding common stock constitutes a quorum for a meeting of stockholders. As a result, they may have the ability to elect all of our directors and to approve actions requiring stockholder approval as well as to prevent any action from being taken which they oppose even if such action would benefit our stockholders.

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

Item 2. Properties

We lease our offices and do not own any real estate. The following table set forth information as to the real property leased by us:

Location	Square Feet	Current Annual Rent	Expiration Date
3080 12th Street, Riverside, CA (1)	158,693	$1,618,418	12/31/26
Room 402, Floor 4, No. 558 Tongxie Rd., Shanghai, China	5,920	104,693	12/31/23

(1)	This property is owned by 3080 Landlord pursuant to a net lease dated October 13, 2022. Rent for the first lease year is at the annual rate of $1,618,418 and increases 3% per year.

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

During 2024, we commenced an arbitration procedures with SPIC to collect on the receivables owed by SPIC related to the EPC contracts as well as other advances and reimbursements for a total of RMB 54.2 million (approximately $7.7 million). Based on the initial arbitration hearing which concluded in May 2024, we reserved RMB 4.7 million (approximately $659,000) at December 31, 2024 for a potential uncollectible amount. The net balance of the receivable after adjusting for the reserve is RMB 49.5 million ($6.8 million) at December 31, 2024.  We expect the final arbitration ruling during 2025.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Stock Market under the symbol SMXT.

Stockholders

As of March 15, 2025, we had 81 stockholders of record.  Based on information provided to us we believe that we have more than 1,500 beneficial owners of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information concerning common stock that may be issued by us with respect to compensation plans, including individual compensation arrangements) as of December 31, 2024:

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and warrants) (#)
As of December 31, 2024
Equity compensation plans approved by security holders	6,045,941	$5.01	9,074,059
Equity compensation plans not approved by security holders	149,802	$3.50	0
Total	6,195,743		9,074,059

Use of Proceeds from Our Initial Public Offering

The net proceeds from our initial public offering were approximately $18.6 million.  As of March 15, 2025, we used approximately $0.8 million to make compensation payments due to our former executive vice president and $0.1 million to a former employee pursuant to our agreements with them.  Our initial public offering was commenced on February 28, 2024 pursuant to a registration statement on Form S-1, File. No. 333-26606, which was declared effective by the SEC on February 12, 2024.

We invested $7.0 million from the proceeds of our initial public offering in an 8% promissory note issued by Webao Limited, a Hong Kong based social media company.  The initial maturity was June 1, 2024 and it was extended twice at the request of the maker to June 30, 2025.  Our China segment invested RMB 5,000,000, or approximately $688,000, in a 5% note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd., a PRC-based company.  The initial maturity was June 25, 2024 and it was extended twice at the request of the maker to June 30, 2025. These notes are shown on our balance sheet as short-term investments.  The full principal amount of these notes is outstanding on the date of this annual report.

The balance of the proceeds was used for working capital, which included $5.5 million principal payments on convertible notes and $276,000 payment on legal settlement with former EB-5 noteholders.

Recent Sale of Common Stock

On March 19, 2025, we issued to an accredited investor 561,798 shares of common stock to at $0.89 per share, reflecting a 25% discount from the market price of the common stock, for a total purchase price of $500,000.  No broker was involved in the sale.  The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The proceeds from the sale are being used for working capital.

Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this annual report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Concerning Forward-Looking Statements.” Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in “Risk Factors.". All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We have determined that we have two operating segments, the United States and China.  However, we have one reporting segment for financial reporting purposes which is the operation in the United States.  See Note 22 of Notes to Consolidated Financial Statements.  Prior to January 1, 2024, we considered our operations in China as a reporting segment. However, because our operation in China had no revenues since 2022, we no longer consider our operation in China as a reporting segment.

We are an integrated solar and renewable energy company. A solar energy system retains the direct current (DC) electricity from the sun and converts it to alternating current (AC) electricity that can be used to power residential homes and commercial businesses. The solar business is based on the ability of the users of solar energy systems to save on energy costs and reduce their carbon imprint as compared with power purchased from the local electricity utility company. We were founded in 2008 to engage in the solar business in the United States, where our business is primarily conducted. Our primary business consists of the sale and installation of photovoltaic and battery backup systems for residential and commercial customers sales of LED systems and services to government and commercial users in California.  We also generate revenue from financing the sale of its photovoltaic and battery backup systems.  Since early 2020, because we did not have the capital to support such operations, we suspended making loans to our solar customers, and we are not currently financing the purchase of solar systems and we do not anticipate engaging in such activities in the near future, if at all. Our finance revenue reflects revenue earned on our current portfolio, with no new loans having been added since early 2020.

In 2015, we commenced operations in the PRC. We did has not generate any revenue from our China segment in 2022, 2023, 2024 and 2025 to the date of  this annual report, and the China segment does not have any projects or agreements as of the date of this annual report. All of our revenues for the years ended December 31, 2024, 2023 and 2022 were generated by our United States segment, and our cost of revenue related to our United States segment.

We are seeking to offset our decline in residential solar sales in California from $50.5 million for the year ended December 31, 2023 to $18.4 million for the year ended December 31, 2024 by marketing commercial sales of larger systems to commercial users both in California and in other states; however, we cannot assure you that we will be successful in marketing to commercial users or in pricing any project we may negotiate.  As of the date of this annual report, we do not have any contracts for major commercial solar projects. Although we have non-binding memoranda of understanding, letter of intent or term sheets with respect to four proposed projects, all of which are subject to the negotiation of definitive agreements, and some of the projects require the identification of a financing source to provide the full financing for the project.  We cannot assure you that any of these projects or any other projects will be completed, that we will generate a gross profit or positive cash flow from any commercial projects or that we will be successful in developing our commercial business as planned.

Initial Public Offering

In March 2024, we issued 5,039,950 shares of common stock in our initial public offering at a public offering price of $4.00 per share less a 6% underwriting discount pursuant to the Underwriting Agreement with Kingswood, a division of Kingswood Capital Partners, LLC, as representative of the underwriters. The shares issued include the partial exercise of the underwriters’ overallotment option.  Pursuant to the Underwriting Agreement, we paid the Representative a 1% non-accountable expense allowance and reimbursed the Representative for certain accountable expenses of $175,000.  The aggregate gross proceeds from the offering was approximately $20 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by us. Net proceeds from our initial public offering of approximately $18.6 million reflects the gross proceeds net of underwriting discounts, the non-accountable expense allowance, accountable expenses of the underwriters that were paid by the Company and other expenses that were deducted from gross proceeds at the closing.

Recent Sale of Common Stock

On March 19, 2025, we issued to an accredited investor 561,798 shares of common stock at $0.89 per share, reflecting a 25% discount from the market price of the common stock, for a total purchase price of $500,000.  No broker was involved in the sale.  The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The proceeds from the sale are being used for working capital.

Elimination of Forfeiture Provisions of Options upon Initial Public Offering

During the years 2015 to 2019, we granted stock options to employees and consultants, of which options to purchase 5,898,137 shares were outstanding at the date of our initial public offering. Under the terms of the options, the options became non-forfeitable upon our completion of an initial public offering, which occurred on February 12, 2024, the effective date of the registration statement relating to our initial public offering. Under GAAP, upon the termination of the forfeiture provisions, the value of the options is treated as a compensation expense in the period in which the options become non-forfeitable. Using the Black Scholes valuation method, the fair value of the options at the time of our initial public offering was approximately $17.2 million, which is stock-based compensation that does not reflect a cash expense, of which approximately $1.3 million is included in cost of revenues and $15.9 million is included in general and administrative expense. The $17.2 million stock-based compensation expense, which is not deductible for federal and state income tax purposes and is a non-cash expense, represents the major portion of our $35.0 million loss for the year ended December 31, 2024.

Impairment of China Segment Goodwill

During the quarter ended September 30, 2024, we performed a goodwill impairment assessment with respect to our China segment considering various factors and based primarily on the continued economic downturn in China that directly impacts our ability to generate new businesses in the foreseeable future and the absence of any agreements or negotiations for agreements at September 30, 2024, We recognized an impairment charge for the entire balance of the goodwill of $7.5 million. We can give no assurance as to our ability to generate revenue from our China operations, and, if we are not able to generate revenue from our China segment, we may discontinue this segment.

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

In January 2024, we laid off a portion of our employees associated with the design and installation of residential solar systems in response to a slowdown in demand after NEM 3.0 took effect in April 2023. The layoff represented approximately 25% of our residential solar system design and installation team. Approximately half of the employees who were laid off had been hired in late 2022 to help install our growing backlog of residential solar systems under contract in anticipation of NEM 3.0, and the contracts representing that backlog were completed during 2023. We may need to revise our pricing metrics to reflect the change resulting from NEM 3.0 in order for the purchase of a solar system to be economically attractive to the customer, which may result in lower prices and reduced margins. Although we anticipate the near-term impact of NEM 3.0 on residential solar contracts will be offset by commercial solar contracts for which we use third-party subcontractors to complete the installations, we cannot assure you that our overall business will not be impacted by the effects of NEM 3.0. Our decrease in revenue for solar sales in the year ended December 31, 2024 from the year ended December 31, 2023 reflects both a surge in 2023 revenue in anticipation of the effectiveness of NEM 3.0 in April 2023 and a sharp decline in 2024 revenue resulting from the effectiveness of NEM 3.0.

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

The inflationary pressures that are affecting us are not unique to our industry, and relate to the cost of raw materials, labor costs generally and the price at which we can sell our products. Because solar energy can be seen as a way to provide a homeowner with relief from the increasing utility prices for electricity, the market for solar systems generally, and our business specifically, has enabled us to sell solar systems. Thus, the effects of inflation may also affect the marketability of our solar systems to residential users which are also impacted by the effects of NEM 3.0.  Further, to the extent tariffs imposed by the United States and counter-tariffs imposed by other countries affects the cost of components, including aluminum, and the supply chain, our prices will increase and we may not be able to pass on any significant portion of the cost increase to our customers, particularly in view of increased competition.

Our cost of revenue per watt of solar systems, which makes up approximately 80% of our costs, increased approximately 31.0% during the year ended December 31, 2024 compared to the same period in 2023. We have increased the price of solar system installations to offset the increase in cost in 2024, 2023 and during the first half of 2022. Although we do not have any data as to the effect of higher utility costs on purchases of solar systems, it has been our experience during the years ended December 31, 2023 and 2022 that, as inflationary pressures are increasing the cost of electricity generally, our domestic business grew as homeowners are seeking alternatives to what they see as high utility bills, although, as discussed above,  the effects of NEM 3.0 have resulted in a significant decline in U.S. revenues for solar systems. As a result, we have been able to increase our prices, which reduced the effect of increased cost of raw materials and the general increase in overhead costs. Our gross margin from United States operations decreased from 20.6% for the year ended December 31, 2023 to 10.1% for the year ended December 31, 2024. The effect of increased costs on our margin was reduced because we were able to increase prices; although our gross margin was affected by both the $1.3 million of stock-based compensation described above under “Elimination of Forfeiture Provisions of Options upon Initial Public Offering” and the 63% decrease in revenues which was not accompanied by a comparable decrease in cost of revenues. Competitive factors limit the amount we can increase our prices, but our price increases reduced what would otherwise have been a greater decline in gross margin for the year ended December 31, 2024. If our prices are too high, the residential customer may not see the value of installing a solar system. We are seeking to reduce the effect of increased prices in raw materials by purchasing in greater quantities. However, to the extent inflation continues or increases, we may not be able to raise prices sufficiently to prevent a further significant decline in our gross margins and the results of our operations.

Compensation costs per employee, excluding stock-based compensation, for sales, marketing and administrative personnel in our United States segment decreased approximately 27% for the year ended December 31, 2024 compared to the same period in 2023.  The increase in 2023 and the decrease in 2024 reflected resulted from increased staffing in response to an increased demand for solar energy projects in anticipation of the implementation of California’s NEM 3.0 and the decrease reflected the lay-off of a portion of our employees resulting from a slowdown after we had completed installation of the increased 2023 backlog resulting from NEM 3. The increase in 2023 also reflected the increased cost of retaining and attracting talent, and such costs may continue to increase as labor costs in California continue to increase as a result of the inflationary pressures. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to meet competition which would resulting in a lower gross margin and a drop in operating income. Supply chain issues have caused us to periodically stock up on components such as solar panels and battery systems to ensure an adequate supply to meet expected demand, putting pressure on our cash flow. We do not believe that the supply chain issues that affected our operations in prior periods are currently affecting us. We cannot assure you that such delays and increased costs will not affect our business in the future.

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

Results of Operations

The following tables set forth information relating to our operating results for the years ended December 31, 2024 and 2023 (dollars in thousands) and as a percentage of revenue:

	Years Ended December 31,
	2024		2023
	Dollars	%	Dollars	%
Revenue:
Solar energy sales	$17,910	77.9%	$50,523	93.3%
LED sales	4,737	20.6%	3,055	5.6%
Financing	340	1.5%	562	1.1%
Total revenues	22,987	100.0%	54,140	100.0%
Cost of revenue:
Solar energy sales	16,319	71.0%	40,891	75.6%
LED sales	4,353	18.9%	2,099	3.9%
Total cost of revenues	20,672	89.9%	42,990	79.5%
Gross profit	2,315	10.1%	11,150	20.5%
Operating expenses:
Sales and marketing (US)	517	2.2%	1,158	2.1%
General and administrative (US)	26,074	113.4%	8,789	16.2%
General and administrative (China)	1,365	5.9%	719	1.3%
Asset impairment (China)	7,462	32.5%	-	0.0%
Total operating expenses	35,418	154.0%	10,666	19.6%

Income (loss) from operations (US)	(24,276)	(105.6)%	1,203	2.2%
Income (loss) from operations (China)	(8,827)	(38.4)%	(719)	(1.3)%
Equity in income of solar project companies	635	2.8%	864	1.6%
Gain on debt extinguishment	303	1.3%	27	0.0%
Gain on early termination of lease	77	0.3%	4	0.0%
Interest income	501	2.2%	69	0.1%
Interest (expense)	(1,566)	(6.8)%	(1,577)	(2.9)%
Other income (loss), net	(145)	(0.7)%	500	1.0%
Income (loss) before income taxes	(33,298)	(144.9)%	371	0.7%
Income tax provision (benefit)	1,664	7.2%	(64)	0.7%
Net income (loss)	(34,962)	(152.1)%	435	0.0%
Currency translation adjustment	(167)	(0.6)%	(115)	(0.2)%
Comprehensive income (loss)	$(35,129)	(152.7)%	$320	(0.2)%

Years Ended December 31, 2024 and 2023

The following table set forth information relating to our revenue and gross profit results for the years ended December 31, 2024 and 2023 (dollars in thousands), all of which related to our United States segment:

	Years Ended December 31,
	2024	2023	Change	% Change
Revenue:
Solar energy sales	$17,910	$50,523	$(32,613)	(64.6)%
LED sales	4,737	3,055	1,682	55.1%
Financing	340	562	(222)	(39.5)%
Total revenues	22,987	54,140	(31,153)	(57.5)%
Cost of revenue:
Solar energy sales	16,319	40,891	(24,572)	(60.1)%
LED sales	4,353	2,099	2,254	107.4%
Total cost of revenues	20,672	42,990	(22,318)	(51.9)%
Gross profit	$2,315	$11,150	$(8,835)	(79.2)%

Revenues

Revenues for the year ended December 31, 2024 were $23.0 million, a decrease of $31.2 million or 57.5% from $54.1 million in the year ended December 31, 2023, all of which was generated by the United States segment. The decrease resulted from a $32.6 million decrease in solar energy and battery sales, offset with a $1.7 million increase in LED sales. Our revenue from solar systems decreased from $50.5 million for the year ended December 31, 2023 to $17.9 million for the year ended December 31, 2024, a 64.6% decrease. As a result of the change in the net metering regulations in April 2023 from NEM 2.0 to NEM 3.0, the revenue for 2023 reflected a significant surge in the consumer demand for solar energy systems generating a backlog of orders which were mostly filled in 2023. The dramatic decrease in revenue in the year ended December 31, 2024 also reflects, in addition to the effects of the implementation of NEM 3.0, the continued decrease in consumer demand for solar energy systems due to higher interest rates leading to higher borrowing costs as well as the ongoing economic inflation, the effect of which diminishes the appeal of solar as a cost-saving investment for the consumers, which are also experienced by the entire solar industry.   The decrease in the solar energy and battery sales in the United States segment in the year ended December 31, 2024 reflects a 60.2% decrease in the number of systems completed and a 70.2% decrease in the wattages deployed. The number of completed systems and the wattages deployed in the year ended December 31, 2023 reflects incremental business resulting from customers signing solar contracts for solar systems prior to the April 2023 effectiveness of NEM 3.0 deadline in California.  During the years ended December 31, 2024 and 2023, our battery only sales were $1.1 million and $1.2 million, respectively. Battery sales refer to the sale of batteries sold other than as a part of a solar system.

We expect the revenue from our residential sales to continue to decrease in 2025, but we are seeking to offset a significant portion of the decrease with commercial sales and, commencing in the second quarter of 2024, sales to residential customers through third party leasing companies which can offer favorable terms to customers when compared with third party financing during a time of higher interest rates.

During the years ended December 31, 2024 and 2023, we did not generate any revenue in the China segment because there are no projects under construction and no agreements for such projects.  Because we currently do not have any projects under contract for our China segment, we have neither revenue nor cost of revenue for our China segment for the years ended December 31, 2024 and 2023. As a result of the continued economic issues in China which impacts the spending by Chinese government and state-owned companies like SPIC, we do not expect to sign a new contract with SPIC in 2025.

Our LED revenue increased by $1.7 million, or 55.1%, to $4.7 million for the year ended December 31, 2024 from $3.1 million for the year ended December 31, 2023, primarily resulting from the increase in the number of LED projects. LED revenues include LED product sales and LED consulting revenues and are expected to continue to fluctuate based on the number of LED projects awarded which is based on the bidding process and specific customer purchase requirements and timing. The revenue trend from our LED business therefore tends to fluctuate period to period.

We have not originated any loans to our solar customers since early 2020.  As a result, our finance revenue for the years ended December 31, 2024 and 2023 was $340,000 and $562,000, respectively, from our portfolio of solar loans.  Finance revenue will decrease as loans in our portfolio are paid and not replaced by new loans.

Cost of revenue and gross profit

During the year ended December 31, 2024, we recognized a one-time non-cash stock-based compensation expense of approximately $1.3 million in cost of revenue as a result of performance options vesting upon our initial public offering on February 12, 2024 as described above under “Elimination of Forfeiture Provisions of Options upon Initial Public Offering.” Excluding this one-time stock-based compensation expense cost of revenue for our United States segment decreased 54.9% from $43.0 million in the year ended December 31, 2023 to $19.4 million in the year ended December 31, 2024, primarily as a result of the decrease in revenue, although the decrease in cost of revenue was not as great as the decrease in revenue as discussed above. Gross margin decreased to 10.1% for the year ended December 31, 2024 from 20.6% in the year ended December 31, 2023, primarily as result of the decreased sales in the current period while some labor components of the cost remain fixed which adversely impacted the gross margin. We have no cost of revenue with respect to interest income on customer loans. Our China segment had no revenue and no cost of revenue for the years ended December 31, 2024 and 2023.

Excluding the one-time stock-based compensation expense, our overall gross margin for the year ended December 31, 2024 would be 15.6% compared to 20.6% in the year ended December 31, 2023.

Operating expenses

Sales and marketing expenses for the year ended December 31, 2024 decreased for our United States segment to $517,000, a decrease of $641,000, or 55.3%, from $1.2 million in the comparable period of 2023, as a result of decreased sales in 2024. Sales and marketing expenses in the United States were 2.2% of revenue for the year ended December 31, 2024 compared to 2.1% for the year ended December 31, 2023. Our sales and marketing expenses in the United States may fluctuate from time to time based on the types of marketing and promotion initiatives we deploy. Due to the nature of our EPC business in our China segment, the EPC contracts for solar farm projects are generally obtained through customer relationship with just a few corporate customers, with substantially all revenues for our China segment since the second half of 2019 being generated by agreements with SPIC. Accordingly, our China segment did not incur sales and marketing expenses for the years ended December 31, 2024 and 2023.

During the year ended December 31, 2024, our United States operations recognized a one-time stock-based compensation expense of approximately $18.5 million in general and administrative expense as a result of performance options vesting of 5,898,137 option shares and 264,650 restricted shares granted to two former consultants, upon our initial public offering in February 2024. Excluding the stock-based compensation expense, general and administrative expenses for the United States segment for the year ended December 31, 2024 increased by $14,000 to $8.8 million compared to $8.8 million for the year ended December 31, 2023. General and administrative expenses were 16.2% of revenue for the year ended December 31, 2023, compared to 113.4% for the year ended December 31, 2024, due to the one-time stock compensation expense in 2024 as discussed above under “Elimination of Forfeiture Provisions of Options upon Initial Public Offering,” and additional expenses associated with being a public reporting company. Excluding the one-time stock-compensation expense in 2024, general and administrative expenses were 38.3% of revenue in 2024. We expect a modest increase in general and administrative expenses in 2025 as a result of the cost of compliance and other regulatory costs associated with being a public reporting company for the entire year. All of our corporate overhead, other than overhead directly related to the China segment, is allocated to the United States segment.

General and administrative expenses relating to the China segment were $1,365,000 in the year ended December 31, 2024, as compared with $718,000 in the year ended December 31, 2023, an increase of $647,000 primarily as a result of the increase in the bad debt reserve related to the SPIC receivable based on the result of the initial arbitration meetings during 2024. During the year ended December 31, 2023, we had a $1.1 million recovery of previously reserved receivable on one of our projects for SPIC as a result of the settlement of a legal proceeding. The decrease in general and administrative expenses in the China segment in 2024 reflects the additional reduction in personnel as a result of the lack of new businesses during the year which we expect to continue in 2025.

During the year ended December 31, 2024, as a result of the continued headwinds facing China's economy after the pandemic and the economic indicators seem to indicate further future contraction, all of which will have a direct impact on our ability to generate new businesses in our China segment in the foreseeable future, accordingly, we recognized a $7.5 million impairment loss related to all of the goodwill that originated in our 2015 acquisitions of Chengdu ZHTH and ZHPV.

Income (loss) from operations

As a result of the factors described above, our loss from operations for the United States segment was $24.3 million for the year ended December 31, 2024, compared to income from operations of $1.2 million in the year ended December 31, 2023, reflecting the one-time stock compensation expense of $18.5 million associated with the vesting of stock options and restricted stock upon our initial public offering completed in February 2024. Our loss from operations for the China segment was $8.8 million for the year ended December 31, 2024, compared to a loss from operations of $718,000 in the year ended December 31, 2023, principally as a result of the recognition of impairment loss associated with goodwill of $7.5 million.

The consolidated loss from operations was $33.1 million for the year ended December 31, 2024 compared to a consolidated income from operations of $484,000 for the year ended December 31, 2023.

Equity in income (loss) from unconsolidated entities

Equity in income from unconsolidated entities relates to our China segment and comprises the equity in income from three unconsolidated project companies in which we have a non-controlling 30% interest. The equity in income reported for the year ended December 31, 2024 was $635,000 compared to $864,000 in the year ended December 31, 2023, a decrease of $229,000 or 26.5%. The decrease in 2024 correlates with the lower power production in the Guizhou region in China, which can vary from year to year depending on the weather.

Gain on debt extinguishment

Gain on debt extinguishment for the year ended December 31, 2024 was $303,000. During the year ended December 31, 2024, we exchanged $6.0 million of secured EB-5 notes payable to related party to 4% convertible notes in the same principal amount, resulting in gain on debt extinguishment of $147,000, and settled $500,000 principal amount of 4% convertible note for a gain of approximately $142,000. The gain on debt extinguishment for the year ended December 31, 2023 was $27,000, representing the gain on exchange of $500,000 principal amount of EB-5 notes for a convertible note in the same principal note.

Interest expense, net

Interest expense, net, for the year ended December 31, 2024 was $1.1 million, a decrease of $443,000, or 29.4%, from the year ended December 31, 2023. Our interest expense in the year ended December 31, 2024 primarily includes interest at 3% on two loans from related parties in the United States with a total principal balance of $11.0 million at December 31, 2024, interest at 4% on convertible notes issued to former limited partners of CEF in transactions in which the former limited partners of CEF accepted a 4% convertible note issued by SolarMax and the subsidiary that borrowed the funds from CEF with an aggregate principal balance of $16.6 million at December 31, 2024,  interest at 8% on promissory notes issued to SMX Property (a related party) due in October 2025 with a principal balance of $1.4 million at December 31, 2024, interest at 8% on a promissory note issued to an unrelated individual due on June 30, 2025 with a principal balance of $2.0 million at December 31, 2024, and interest at 12% on a promissory note issued to an unrelated investment company due on June 30, 2025 with a principal balance of $900,000 at December 31, 2024. The convertible notes issued to the former limited partners of CEF were issued as payment of the former limited partner’s capital account in CEF and replace debt of an equal amount that had been due to CEF. The notes are secured by the same collateral as the notes to CEF. Our interest income for the year ended December 31, 2024 includes interest earned on promissory notes receivable at 8.0% in the United States segment due June 30, 2025 with a principal balance of $5.7 million at December 31, 2024, and interest earned on a promissory notes receivable at 5% in the China segment due June 30, 2025 with a principal balance of RMB 4,653,000 ($638,000) at December 31, 2024.

Other income (expenses), net

During the year ended December 31, 2024, other expense, net was $145,000 consisting primarily of  a $332,000 of foreign currency transaction losses for our United States segment intercompany receivable denominated in the Chinese currency, a $30,000 loss associated with the write-off of legal settlement receivable as a result of the debtor's bankruptcy, offset by cash distributions declared of $198,000 from our zero basis equity investments in Alliance joint venture entities in the United States segment and a gain on disposal of property in the amount of $21,000. During the year ended December 31, 2023, other expense was $499,000, consisting primarily of $308,000 cash distributions declared from zero basis equity investments in Alliance entities in the United States segment, $264,000 of gain on insurance settlement related the fire claim at the Riverside headquarters for the United States segment, $266,000 of expense related to the foreign currency transaction for our United States segment intercompany receivable denominated in the Chinese currency, $114,000 of additional payment on one of the SPIC projects representing interest on the amount previously owed on the project in the China segment, and $54,000 of income related to a vendor invoice on the project due to the poor product quality in the China segment.

Income tax benefit (provision)

For the years ended December 31, 2024 and 2023, our United States segment reported an income tax expense of $6,000 and $6,000, respectively, attributable to state minimum tax liabilities.

For the China segment, income tax expense of approximately $1.7 million and  $70,000 were reported for the years ended December 31, 2024 and 2023, respectively, arising from an increase in the valuation allowance against deferred tax assets as of December 31, 2024 and current tax expense for the year ended December 31, 2023.

Net income (loss)

As a result of the foregoing, we had consolidated net loss of $35.0 million, or $(0.79) per share (basic and diluted), for the year ended December 31, 2024, compared with a consolidated net income of $0.4 million, or $0.01 per share (basic and diluted), for the year ended December 31, 2023.

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

As a result of foreign currency translations, which are non-cash adjustments, we reported net foreign currency translation losses of $167,000 and $115,000 for the years ended December 31, 2024 and 2023, respectively.

 Liquidity and Capital Resources

The following tables show consolidated cash flows information for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Years Ended December 31,		$ Increase (Decrease)
	2024	2023
Consolidated cash flows data:
Net cash provided by (used in) operating activities	$(9,130)	$4,091	$(13,221)
Net cash provided by (used in) investing activities	(6,316)	(7)	(6,309)
Net cash provided by (used in) financing activities	13,309	(5,322)	18,631
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,831)	(1,275)	(556)
Net increase (decrease) in cash and cash equivalents and restricted cash excluding foreign exchange effect	$(2,137)	$(1,237)	$(900)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $9.1 million, compared to net cash provided by operating activities for the year ended December 31, 2023 of $4.1 million. The cash used in operations for the year ended December 31, 2024, resulting from our net loss of $35.0 million, increases in non-cash expense from increases of $18.5 million in stock-based compensation expenses and an increase of $7.5 million in China goodwill impairment loss, and an increase of $5.8 million in cash used for our operating assets and liabilities.

Net cash provided by operations for the year ended December 31, 2023 of $4.1 million resulted primarily from net income of $435,000, increased by a $4.2 million decrease in cash from contract assets, $1.4 million decrease in cash from other receivables and current assets, with an offset from $1.5 million increase in cash from accounts receivable, $3.8 million increase in cash from customer loans receivable, $2.0 million increase in cash from inventories, $27,000 increase in cash from other assets, $1.2 million increase in cash from accounts payable, $1.4 million decrease in cash from operating lease liabilities, $4.0 million increase in cash from contract liabilities, $2.7 million decrease in cash from accrued expenses and other payables, and $1.4 million decrease in cash from other liabilities. We expect the fluctuations of working capital over time to vary based on the construction status and the related contractual billings of the projects in progress.

Non-cash adjustments changes:

•	$18.5 million increase in stock-based compensation expense

•	$7.5 million increase in goodwill impairment loss

•	$1.9 million increase in deferred income taxes.

•	$473,000 decrease in expenses associated with loss provisions for bad debts, loan losses, inventories, warranty, customer care and production guaranty.

•	$276,000 net decrease from the reduction in gain on debt extinguishment.

•	$229,000 net increase resulting from equity in income from our equity investments.

•	$73,000 decrease from the gain on early termination of leases

•	$2,000 net increase in depreciation and amortization expense which includes loan and debt discounts amortization.

Changes in operating assets and liabilities:

•

$4.1 million decrease in net cash from contract assets related to projects for which the performance obligations have not been satisfied under the revenue recognition standard which became effective January 1, 2019.

•

$4.0 million increase in net cash from contract liabilities related to projects for which the performance obligations have not been satisfied under the revenue recognition standard which became effective January 1, 2019.

•	$2.0 million decrease in net cash inflow from inventories.

•	$1.8 million decrease in net cash inflow from customer loans receivable.

•	$1.9 million decrease in cash inflows from accounts payable.

•	$771,000 million decrease in cash from accrued expenses and other payables and other liabilities.

•	$786,000 increase in net cash inflow from accounts receivable, other receivables and current assets

•	$75,000 decrease in net cash from operating lease liabilities.

Investing Activities

Net cash used by investing activities for the year ended December 31, 2024 was approximately $6.3 million, consisting of $7.7 million of short-term investment in three promissory notes (of which $638,000 relates to the China segment), offset by $1.3 million repayments received on the promissory notes, and $21,000 of cash proceeds received from disposal of property and equipment. Net cash used by investing activities for the year ended December 31, 2023 was $7,000, consisting of cash received of $21,000 related to the disposal of property and equipment, offset by $28,000 used in the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $13.3 million, consisting of $18.6 million of net cash proceeds from the initial public offering completed in March 2024, $900,000 loan proceeds from a new short-term borrowing, offset by $5.5 million principal payments on convertible notes in the United States segment, and $276,000 payment on legal settlement with former EB-5 noteholders in the United States segment.

Net cash used by financing activities for the year ended December 31, 2023 was $5.3 million, consisting of $4.8 million principal payments on convertible notes in the United States segment, $276,000 payment on legal settlement with former EB-5 noteholders in the United States segment, $49,000 payments on other borrowings and equipment leases in the United States segment, and $6.8 million payment to Uonone, offset by $6.6 million of proceeds from Uonone, related to legal settlement received by SolarMax on Uonone’s behalf in the China segment.

Cash and Cash Equivalents and Restricted Cash

The following table sets forth, our cash and cash equivalents and restricted cash held by our United States and China segments at December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023

US Segment
Insured cash	$523	$819
Uninsured cash	497	813
	1,020	1,632
China Segment
Insured cash	43	295
Uninsured cash	-	967
	43	1,262
Total cash and cash equivalents & restricted cash	1,063	2,894
Less: Cash and cash equivalents	786	2,539
Restricted cash	$277	$355

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

We invested $7,000,000 from the proceeds of our initial public offering in an 8% promissory note issued by Webao Limited, a Hong Kong based social media company.  The initial maturity was June 1, 2024 and it was extended at the request of the maker to December 31, 2024 and subsequently extended to June 30, 2025.  Our China segment invested RMB 5,000,000, or approximately $688,000, in a 5% note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd., a PRC-based company.  The initial maturity was June 25, 2024 and it was extended at the request of the maker initially to December 25, 2024 and subsequently extended to June 30, 2025. These notes are shown on our balance sheet as short-term investments. Maintaining any significant portion of our cash in non-financial institutions, particularly companies in Hong Kong and China, which do not have any of the protections provided United States banks, is subject to adverse conditions in the financial or credit markets, which could impact access to our invested cash and could adversely impact our operating liquidity and financial performance.

Borrowings

Contemporaneously with the execution of our lease with 3080 Landlord and the termination of our former lease with SMXP, a related party, in 2022, we issued two two-year 8% notes to SMXP. Both notes provide for quarterly payments of interest during the term with the principal being initially due in October 2024 and the notes were extended and are now due on October 10, 2025. One note, in the principal amount of $414,581, was issued to pay past due rent under our former lease with SMXP for the period June 1, 2022 to October 12, 2022. The second note, for $944,077 was issued in respect of a loan from SMXP to finance our security deposit ($809,209) and one month’s rent under our lease with 3080 Landlord.

In June 2024, our United States LED subsidiary signed a short-term promissory note maturing in June 2025 with an unrelated investment company to borrow $900,000 at a fixed interest rate of 12% for working capital purposes.

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

The loans from CEF and CEF II become due, as to the investment of each limited partner, four years from the date of the loan and may be extended as may be necessary to meet applicable USCIS immigrant investor visa requirements, which will be the date that the limited partner is eligible for a green card. Under the limited partnership agreements for CEF and CEF II, the limited partners have the right to demand repayment of their capital account when the petition is approved, which demand may trigger a maturity of the loan from CEF or CEF II in the amount of the limited partner’s investment. The initial four-year term of notes in the principal amount of $55.5 million, which were issued to CEF and CEF II, and had expired prior to December 31, 2023 and are on extension until the limited partners meet applicable immigrant investor visa requirements. We cannot determine the period of the extensions. As of March 15, 2025, limited partners whose capital contributions funded loans of $41.5 million had received their green card approval and their extensions expired and one limited partner whose capital contribution funded $500,000 had withdrawn from CEF II and the limited partner’s capital contribution was returned. The petitions of limited partners of CEF and CEF II whose capital contribution funded loans of $9.0 million are pending.

As the loans matured and the limited partners requested return of their capital contribution, we offered the limited partners, in lieu of the payment by the limited partnership, a convertible note with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to CEF and CEF II. As of March 15, 2025, we had issued convertible notes in the principal amount of $41.5 million to former limited partners of CEF, of which principal payments of $22.0 million had been made on the anniversary of the respective dates of issuance, and convertible notes in the principal amount of $3.0 million had been purchased by us for $2.1 million, leaving convertible notes in the principal amount of $16.5 million outstanding. As of March 15, 2025, notes to CEF and CEF II in the aggregate principal amount of $11.0 million were outstanding.

Other Debt Obligations

We have a loan for $2.0 million from an unrelated party bearing interest rate at 6% per annum which becomes due at June 30, 2025. This loan had been extended periodically since the original maturity date of April 30, 2021.

Contractual Obligations

Borrowings

Principal maturities for the financing arrangements as of December 31, 2024 are as follows (dollars in thousands):

For the year ending December 31,	Bank and Other Unsecured Loans	EB-5 Loans - Related Party	Notes Payable - Related Party	Convertible Notes	Total
2025	$2,900	$4,000	$1,359	$9,770	$18,029
2026	-	2,000	-	3,090	5,090
2027	-	3,000	-	1,690	4,690
2028	-	2,000	-	1,200	3,200
2029	-	-	-	800	800
Total	$2,900	$11,000	$1,359	$16,550	$31,809

Operating Leases

Future minimum lease commitments for office facilities and equipment for each of the next five years as of December 31, 2024, are as follows (dollars in thousands):

For the year ending December 31,	Total
2025	$1,760
2026	1,768
Total	$3,528

Employment Agreements

On October 7, 2016, we entered into an employment agreement with our chief executive officer, David Hsu, for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreements provide for an annual salary with an increase of not less than 3% and an annual bonus in restricted stock and cash equal to a specified percentage of consolidated revenues for each year. Mr. Hsu’s annual salary for 2023 was $716,431, and his salary for 2024 is at the annual rate of $737,924. We also owe Mr. Hsu $675,000 as the cash payment in connection with his exchange of 1,348,213 restricted shares of common stock for options to purchase 1,428,432 shares of common stock at $5.01 per share and a cash payment of $675,000, which was initially payable by December 15, 2019 and has been extended and is now due commencing on June 30, 2025 in twelve equal monthly installments. In addition, at December 31, 2024, we owed Mr. Hsu $1,833,378, representing deferred salary from 2019, 2020, 2021, 2022, 2023, and 2024 and cash bonuses deferred from 2017 and 2018. Mr. Hsu waived his bonus for 2019, 2020, 2021, 2022, and 2023 as part of the suspension of incentive programs for key employees, and he agreed that the $1,833,378 deferred salary and bonus be paid in twelve equal monthly installments with the first payment becoming due on June 30, 2025.

Cash Requirements

We require substantial funds for our business, and we believe that the cash and cash equivalents and short-term investment, together with cash generated by our operations should enable us to meet our cash requirements for at least the twelve months from the date of this report. In March 2025, we received $500,000 from the sale of 561,798 shares of common stock, which we are using for working capital.  However, we cannot assure you that we will not require additional funds to meet our commitments or that funds will be available on reasonable terms, if at all. We have significant debt obligations which mature or may mature during the next year. We have extended our loan obligation to an unrelated third party for $2.0 million to June 30, 2025 and, with respect to the loans made under the EB-5 program, as described above, we are seeking to refinance the loans through the issuance of secured subordinated convertible notes to the limited partners of the lenders. We also have obligations to Mr. Hsu described above, approximately $2.5 million of which will be paid in twelve equal monthly installments with the first payment becoming due on June 30, 2025. We cannot assure you that we will be able to negotiate extensions to our loans or refinancing of our EB-5 debt. The willingness of the limited partners of CEF and CEF II to accept convertible notes rather than a cash payment of their investment in the limited partnership may be affected by their perception of our performance and the performance of our common stock as well as their perception that they could get a more favorable result with litigation. We cannot assure you that such financing will be available on acceptable, if any terms, which would impair our ability to develop our business. Our financial statements for the year ended December 31, 2024 have a going concern paragraph.  Further, we have short-term investments of approximately $7.7 million which are past due.  To the extent that we are not able to obtain the proceeds of these loans in a timely manner, our operations may be impaired.

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

Key Assumptions and Approach Used

Goodwill is tested for impairment at least annually based on certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When assessing goodwill for impairment, we consider the enterprise value and if necessary, the discounted cash flow model, which involves assumptions and estimates, including our future financial performance, weighted-average cost of capital and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in the financial results, a significant decline in the enterprise value relative to our net book value, an unanticipated change in competition or the market share and a significant change in the strategic plans.  In 2024, we incurred a $7.5 million goodwill impairment representing an impairment charge of the entire balance of our goodwill associated with our China segment, representing all of our goodwill.  As of December 31, 2024, we have no goodwill.

Because of the COVID restrictions, we were not able to complete negotiation for new projects with SPIC and with one other potential customer. In China, in order for us both to generate business and collect receivables, we need to have face-to-face meetings with the representatives of SPIC or any other potential customers rather than remote meetings such as Zoom. These negotiations were initially deferred from late 2021 until 2022 and further deferred to 2023 as a result of COVID restrictions. At December 31, 2024 we increased our bad debt reserve relating to this receivable as a result of initial arbitration meetings during 2024. We are now engaged in negotiations with respect to new projects for our China segment. In addition, our negotiations were impacted by a temporary spike in panel prices in China, which began to moderate in 2022. Despite the interruption of COVID in China, we believe that the macroeconomic conditions for the solar market in China continues to be strong. China remains the number one market in the world for photovoltaic systems, which includes the solar farms of the type that our China segment designs and builds for third parties. As COVID restrictions eased in late 2022, discussions, negotiations, design work and permitting on potential projects resumed in the first quarter of 2023, although, as of the date of this report, we have not entered into any agreements. Further, as a result of a decrease in China’s tax revenue and other sources of funds, we cannot assure you that SPIC will pay the amount due to us or enter into any future agreements with us.

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

Key Assumptions and Approach Used

In determining the expected loss, we make assumptions based on historical collection experience, current and forecasted economic and business conditions, and a review of the status of each customer’s financial asset account. Specifically, we estimate loss reserve based on the aging of the financial asset balances and the financial condition of customers and provide for specific allowance amounts for those customers that have a higher probability of default. With respect to our China segment, we review China’s current and future economic conditions along with its political landscape, and how these factors may affect our receivable from SPIC, a state-owned entity. We regularly monitor collection status of these financial assets through account reconciliation, payment tracking, customer’s financial condition and macroeconomics conditions.  At December 31, 2024, we had an outstanding receivable from SPIC of approximately $6.8 million which relates to projects completed prior to 2022 and reflect a reserve for bad debt on this account receivable in connection with an arbitration proceeding.  See “Item 3. Legal Proceedings.” Although we believe the receivable will be collected, and we had anticipated collection during 2024, we can give no assurance as to when or whether we will collect the full amount, and China’s reduced tax revenue and other sources of funds may affect the ability or willingness of SPIC to pay us.

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

Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenue and expenses recorded in the financial statements. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated. For a discussion of current and deferred taxes, net operating losses and tax credit carryforwards, accounting for uncertainty in income taxes, unrecognized tax benefits, and tax disputes, see Note 20 of “Notes to Consolidated Financial Statements.”

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.   Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

In our 10-Q for the period ended as of September 30, 2024, we identified a material weakness in our internal control over financial reporting related to the lack of adequate controls enabling us to identify the change in the status of the permit-to-operate field in the system, which affects recognition of revenue, coupled with lack of any monitoring and review controls to identify changes to the permit-to-operate field, all of which, resulted in a material audit adjustment to revenue during the quarter ended September 30, 2024.

During the quarter ended December 31, 2024, we completed the implementation and testing of the remediation measures designed to address this material weakness. These measures included (i) generating system reports that identify all changes to the permit-to-operate field, (ii) reviewing the impact of changes to the permit-to-operate field, which includes a detailed review of all billed projects and accrued projects, and (iii) quantifying the impact of the changes and assessing the materiality of proposed adjustments.

We have performed testing to evaluate the operating effectiveness of these remediation measures. Based on the results of our testing, we have concluded that the material weakness related to the lack of monitoring and review controls to identify changes in the permit-to-operate field has been remediated as of December 31, 2024.

As of December 31, 2024, we believe that our internal controls over financial reporting are effective in providing reasonable assurance regarding the reliability of our financial reporting.

Changes in Internal Control over Financial Reporting

Other than the additional controls added to the revenue process, there was no change in our internal control over financial reporting that occurred during the fourth quarter of December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm.

Item 9B. Other Information

We have adopted an insider trading policy. Our insider trading policy is available on our website and is filed as an exhibit to this annual report.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to our directors and executive officers:

Name	Age	Title
David Hsu	61	Chief executive officer and director
Stephen Brown	65	Chief financial officer
Simon Yuan	70	Director
Wei Yuan Chen	65	Director
Jinxi Lin	65	Director
Wen-Ching (Stephen) Yang, Ph.D.	62	Director
Lei Zhang, Ph.D.	42	Director

David Hsu, together with Simon Yuan and Ching Liu, who was formerly an executive officer and director and is a 5% stockholder, are our founders. Mr. Hsu has served as our chief executive officer and a director since our organization in February 2008. Mr. Hsu has more than 20 years of experience in sales, international business development and management in the automotive and energy industries. Before starting SolarMax in 2008, Mr. Hsu served as a consultant to China Sunergy, a leading photovoltaic panel manufacturer and solar energy company. Mr. Hsu received a bachelor’s degree in electrical engineering from Shanghai Jiao Tong University School of Engineering. Mr. Hsu’s solar energy industry experience and his relationships with industry experts qualify him to serve as a director.

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

Wei Yuan Chen has served as a director since April 2010. Mr. Chen, who is semi-retired, was the chief designer and director for Xing Rong Project Management Company, Shanghai, China, a position he held from 1990 to 2010. In 2002, Mr. Chen received the "Design and Build” of the year award for designing the headquarters of Applied Material, Shanghai, China. Mr. Chen earned his bachelor’s degree from Tsinghua University. Mr. Chen brings to us his project management knowledge and 20 years of experience of implementation and integration of renewable sources into his architectural designs. Mr. Chen’s experience in project management and familiarity with the Chinese market qualify him to serve as a director.

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

Dr. Lei Zhang has been a director since November 2020. She has been a professor, which is a tenured position, in the Department of Mechanical Engineering at the University of Alaska, Fairbanks since July 2024,  having been an associate professor from August 2018 to June 2024, and an assistant professor in that department from August 2013 to June 2018. She is co-author of a number of annual books on energy technology and is co-author of a number of articles in her field in peer reviewed journals. Dr. Zhang received her B.Eng. and M.S. in Material Science and Engineering from China University of Mining & Technology, Beijing, and her Ph.D. from Michigan Technological University. Dr. Zhang’s knowledge of the energy industry qualifies her to serve as a director.

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

Committees of the Board of Directors

We have established an audit committee, a compensation committee and a nominating and corporate governance committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Dr. Wen-Ching Yang as chair, Wei Yuan Chen and Simon Yuan.  We have determined that Dr. Yang, Mr. Chen and Mr. Yuan satisfy the "independence” requirements of the Nasdaq Listing Rules and meet the independence standards under Rule 10A-3 under the Exchange Act. We have determined that each of Dr. Yang and Mr. Yuan qualify as an "audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. The audit committee is responsible for, among other things:

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

The audit committee has the authority, with the assistance of management, to advise the board and any other board committee if the clawback provisions of our clawback policy are triggered based upon a financial statement restatement or other financial statement change.

The audit committee also has the responsibility to implement and oversee our cybersecurity and information security policies and periodically review the policies and manage potential cybersecurity incidents.

Compensation Committee. Our compensation committee consists of Wei Yuan Chen, as chair, Lei Zhang, Ph.D. and Jinxi Lin. We have determined that Mr. Chen, Dr. Zhang, and Mr. Lin satisfy the "independence” requirements of the Nasdaq Listing Rules. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated upon. The compensation committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Dr. Wen-Ching Yang, as chair, and Wei Yuan Chen. We have determined that Dr. Yang and Mr. Chen satisfy the "independence” requirements of the Nasdaq Listing Rules. The nominating and corporate governance committee assists the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with SEC and to furnish us with copies of all Section 16(a) forms that they file.  Mr. Hsu and Mr. Yuan filed a late Form 3.  Mr. Chen, Mr. Lin, Dr. Yang and Dr. Zhang are delinquent in their Form 3 filings.

Item 11. Executive Compensation

The following table sets forth information regarding the compensation awarded to, earned by, or paid during the years ended December 31, 2024 and 2023 to our chief executive officer and the most highly paid executive officer other than the chief executive officer. These two officers, who are our only executive officers, are referred to as our "Named Executive Officers.”

Summary Compensation Table

		Salary	Cash Bonus	Stock Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation[2]	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
David Hsu,	2024	$737,924	$-	$-	$-	$-	$-	-	$737,924
Chief executive officer[1]	2023	$716,431	$-	$-	$-	$-	$-	$55,055	$771,486

Stephen Brown,	2024	$350,000	$105,000	$-	$-	$-	$-	$13,489	$468,489
Chief financial officer	2023	$350,000	$-	$-	$-	$-	$-	$26,896	$376,896

[1]

Pursuant to his employment agreement, Mr. Hsu is eligible for an annual bonus in which 70% is payable in stock and 30% is payable in cash. Mr. Hsu waived his bonus for 2023 and 2022 in connection with the suspension of incentive programs for our key employees.

[2]	All other compensation represents the value of paid time off accrued.

Employment Agreements

On October 7, 2016, we entered into an employment agreement with David Hsu-pursuant to which it agreed to employ Mr. Hsu as our chief executive officer for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. We agreed to include Mr. Hsu as a nominee of the board of directors for election as a director during the term of his agreement, and, upon his election as a director, Mr. Hsu is to serve as chairman of the board. Mr. Hsu’s initial salary was $600,000, with an annual increase of not less than 3%. Mr. Hsu’s employment agreement provides for a salary increases of at least 3% annually and a bonus based on our revenues. Mr. Hsu’s compensation was at the annual rate of $716,431 for 2023 and $737,924 for 2024.  His compensation for 2025 is at the annual rate of $760,062. Mr. Hsu is entitled to an annual bonus based on consolidated revenues for the year in accordance with the following table:

Revenue	Bonus in Dollars or Percentage of Revenues
Less than $30 million	$-
More than $30 million but less than $50 million	$250,000
More than $50 million but less than $100 million	0.55%
More than $100 million but less than $200 million	0.60%
More than $200 million but less than $300 million	0.75%
More than $300 million	1.00%

70% of the bonus payable for any calendar year shall be paid in restricted stock and 30% shall be paid in cash and shall be paid no later than the earlier of (i) 30 days following the issuance of our audited financial statements for the calendar year in which the bonus is earned or (ii) the last business day of December of such next following calendar year. Our audited financial statements shall be deemed to be issued on the date we file our annual report on Form 10-K. The equity component of the bonus shall be based on the average closing market price of the common stock on the principal exchange or market on which the common stock is traded for the period beginning on the first day of the quarter in which the bonus is payable and ending on the third trading day prior to the date payment is made; except that, if the common stock is not publicly traded, the common stock shall be valued at the most recent price at which the common stock was sold in a private placement to non-affiliated investors. The restricted stock will vest immediately on issuance. Mr. Hsu waived his bonus for 2023 and 2022 in connection with the suspension of incentive programs for our key employees.  Mr. Hsu is eligible for restricted stock grants or stock options, which shall not exceed 1.5% of our outstanding common stock prior to the grant. The agreement also provides Mr. Hsu with $2.0 million of life insurance, medical and dental insurance and long-term disability insurance providing monthly benefits of not less than $25,000. In the event of Mr. Hsu’s termination in the event of his disability or death, we will pay Mr. Hsu or his beneficiary severance payments or death benefits equal to his highest compensation, which is his salary plus bonus, during the three calendar years prior to the year in which the termination of employment for disability or death occurs, multiplied by the number of full years Mr. Hsu has been employed by us. Mr. Hsu’s employment commenced in February 2008. These termination payments shall be made in annual installments, each equal to one year’s total compensation. In the event of a termination not for cause, by Mr. Hsu for good cause or termination of employment within 18 months of a change of control, we shall pay Mr. Hsu, a lump sum termination payment equal to two times his highest annual compensation for the three years preceding the year in which the termination of employment occurs multiplied by the number of full years that Mr. Hsu was employed by us. In connection with Mr. Hsu’s exchange of 674,107 restricted shares for options to purchase 1,428,432 shares of common stock at $5.01 per share and 674,107 restricted shares for a cash payment of $675,000, which has not been paid as of December 31, 2024.  In addition, at December 31, 2024, we owed Mr. Hsu $1,712,770, representing deferred salary from 2019, 2020, 2021, 2022 and 2023 and cash bonuses deferred from 2017 and 2018. Mr. Hsu agreed that this deferred salary and bonus be paid in twelve equal monthly installments, the first payment becoming due on the February 27, 2025 which has been extended to June 30, 2025.

We have an employment agreement dated March 23, 2017 with Stephen Brown pursuant to which we pay Mr. Brown an annual salary of $350,000. Mr. Brown’s agreement provides that his employment is at will.

Clawback Policy

Our board of directors adopted a clawback policy covering our executive officers. An executive officer is our chief executive officer, president, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice-president in charge of a significant principal business unit, division, or function (such as sales, administration, or finance), any other officer who performs a policy-making function, or any other person who performs similar policy-making functions for us.  As of the date of this annual report, our only executive officers are our chief executive officer and our chief financial officer.  The clawback policy relates to incentive-based compensation, which is any compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure.  The clawback policy covers the recovery of incentive-based compensation from an executive officer only in the event that we are required to prepare an accounting restatement due to the material noncompliance of our financial reporting requirement under the United States securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.  Questions as to "materiality” will be made by the Compensation Committee in coordination with the Audit Committee.

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

Employee Benefit Plans

In October 2016, our board of directors adopted, and in November 2016, our stockholders approved, the 2016 Long-Term Incentive Plan (the "Plan”), pursuant to which a maximum of 3,810,949 shares of common stock may be issued pursuant to restricted stock grants, incentive stock options, non-qualified stock options and other equity-based incentives may be granted. In March 2019, the board and stockholders approved an increase in the number of shares subject to the plan to 8,988,084.

As of December 31, 2024, there were outstanding options to purchase a total of 6,195,743 shares of common stock at an average exercise price of $5.01, including options granted prior to the adoption of the Plan.  The following table sets forth information as to options held by our officers, directors and 5% stockholders.

Name	Shares
David Hsu	1,428,432
Simon Yuan	1,269,717
Ching Liu	1,058,098
Stephen Brown	199,736
Total	3,955,983

The grantees of the restricted stock grants have all rights of ownership with respect to the shares, including the right to vote the shares and to receive dividends and distributions with respect to the shares until and unless a forfeiture event shall occur; provided, however, that prior to a forfeiture termination event, (i) the grantees shall have no rights to sell, encumber or otherwise transfer the shares, and (ii) any shares of any class or series of capital stock which are issued to the grantee as a holder of the shares as a result of a stock dividend, stock split, stock distribution, reverse split, recapitalization, or similar event, shall be subject to the same forfeiture provisions as the shares. A forfeiture termination event shall mean such date as is six months following our initial public offering, which is the vesting date with respect to the shares. The shares were subject to forfeiture if we did not complete our initial public offering by April 30, 2024. The options became exercisable as to 50% of the shares in August 2024 and become exercisable as to the remaining 50% in August 2025.

Outstanding Equity Awards

The following table sets forth information as to outstanding equity awards at December 31, 2024 for the Named Executive Officers:

	Option swards						Stock awards
	Shares underlying unexercised option # exercisable	Shares underlying unexercised option # unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares that have not vested	Market value of shares that have not vested	Equity incentive plan awards: number of unearned shares or other rights that have not vested
David Hsu	714,216	714,216	[1]	-		02/12/34	-	-	-
Stephen Brown	199,736			-	5.01	04/30/27	-	-	-

[1]	These options held by Mr. Hsu are exercisable as to 50% and will become exercisable as to the remaining 50% on August 12, 2025.

Director Compensation

The following table sets forth information as to the compensation paid to our directors in 2024, other than those named in the Summary Compensation Table:

Name	Cash Compensation	Stock Awards	Total
Wei Yuan Chen	-	-	-
Jinxi Lin	-	-	-
Simon Yuan	-	-	-
Dr. Wen-Ching (Stephen) Yang	-	-	-
Lei Zhang, Ph.D.	-	-	-

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

 The following table sets forth information with respect to the beneficial ownership of our common stock as of March 15, 2025 by:

•	each person known to us to beneficially own 5% or more of our common stock;

•	each director;

•	each of our Named Executive Officers; and

•	all officers and directors as a group.

All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholders, directors or executive officers, as the case may be. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise of options, warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of March 15, 2025. Unless otherwise noted, the mailing address of each listed beneficial owner is 3080 12th Street, Riverside, California 92507.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage[1]
David Hsu[2]	4,746,514	10.3%
Jinxi Lin[3]	3,566,700	7.9%
Changzhou Almaden Co. Ltd.[3]	3,566,700	7.9%
Ching Liu[4]	2,897,349	6.3%
Simon Yuan[5]	2,831,947	6.2%
Wei Yuan Chen	1,757,670	3.9%
Dr. Wen-Ching (Stephen) Yang[6]	1,098,544	2.4%
Lei Zhang, Ph.D.	-	0%
Stephen Brown[7]	199,736	0.4%
All officers and directors as a group[2,3],[5,6] (seven individuals beneficially owning stock)	14,201,111	30.3%

*	Less than 1%

[1]	The percentages are based on 45,270,860 shares of common stock outstanding.
[2]	Represents 4,032,298 shares owned by Mr. Hsu and 714,216 shares issuable upon exercise of options held by Mr. Hsu.
[3]

The shares beneficially owned by Jinxi Lin represent the 3,566,700 shares owned by AMD, of which Mr. Lin is chairman and chief executive officer and has the right to vote and dispose of the shares. The address for Mr. Lin and AMD is No. 639, Qinglong East Road, Changzhou, Jiangsu, China.

[4]	Represents 2,368,300 shares owned by Ms. Liu and 529,049 shares subject to options held by Ms. Liu. The address for Ms. Liu is 2810 Steeplechase Lane, Diamond Bar, CA 91765
[5]	Represents 2,197,088 shares owned by Mr. Yuan and 634,859 shares issuable upon exercise of options held by Mr. Yuan.
[6]	Includes 349,537 shares of common stock owned by Dr. Yang’s wife, as to which he disclaims beneficial interest.
[7]	Shares beneficially owned by Mr. Brown represents an option to purchase 199,736 shares of common stock.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his or her name.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

EB-5 Notes

On January 3, 2012, CEF entered into a loan agreement with SREP, one of our United States subsidiaries, pursuant to which CEF agreed to make loans to the subsidiary in an amount not to exceed $45 million. CEF advanced $45 million pursuant to the agreement. On August 26, 2014, CEF II entered into a loan agreement with LED, another United States subsidiary, for up to $13,000,000. CEF II advanced $10.5 million pursuant to the agreement. The proceeds of the loans were used by our subsidiaries for their operations. The loans from CEF and CEF II accrue interest at 3% per annum, payable quarterly in arrears. The loans are secured by a security interest in the accounts and inventory of the borrowing subsidiary. CEF and CEF II are limited partnerships, the general partner of which is Inland Empire Renewable Energy Regional Center, LLC ("Inland Empire”). Inland Empire is owned by David Hsu, our chief executive officer and a director, and Ching Liu, our former executive vice president and former director and a 5% stockholder.  Simon Yuan, a director, resigned from Inland Empire in January 2024.   He had not been involved in the management of CEF or CEF II. The limited partners of both CEF and CEF II are unaffiliated investors who made a capital contribution to CEF or CEF II pursuant to the United States EB-5 immigration program and are not related parties. The EB-5 immigrant investor visa is a federal program that grants green cards and a path to citizenship to foreign investors who invest at least $500,000 toward job-creating projects. Under this program, which is administered by the United States Customs and Immigration Service, entrepreneurs (and their spouses and unmarried children under 21) are eligible to apply for a green card (permanent residence) if they make the necessary investment in a commercial enterprise in the United States and plan to create or preserve 10 permanent full-time jobs for qualified United States workers. We are a commercial enterprise that creates permanent full-time jobs in the United States.

The loans from CEF and CEF II become due, as to the investment of each limited partner, four years from the date of the loan and may be extended as may be necessary to meet applicable USCIS immigrant investor visa requirements, which will be the date that the limited partner is eligible for a green card. Under the limited partnership agreements for CEF and CEF II, the limited partners may demand repayment of their capital account when the petition is approved, which demand may trigger a maturity of the loan from CEF or CEF II in the amount of the limited partner’s investment. The initial four-year term of notes in the principal amount of $55.5 million, which were issued to CEF and CEF II, and had expired prior to December 31, 2023 and are on extension until the limited partner meets applicable immigrant investor visa requirements. We cannot determine the period of the extensions. As of March 15, 2025, limited partners whose capital contributions funded loans of $41.5 million had received their green card approval and their extensions expired and one limited partner whose capital contribution funded $500,000 had withdrawn from CEF II and his capital contribution was returned. The petitions of limited partners of CEF and CEF II whose capital contribution funded loans of $9.0 million are pending.

As the loans matured and the limited partners requested return of their capital contribution, we offered the limited partners, in lieu of the payment by the limited partnership, a convertible note with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to CEF and CEF II. As of March 15, 2025, we had issued convertible notes in the principal amount of $41.5 million to former limited partners of CEF, of which principal payments of $22.0 million had been made on the anniversary of the respective dates of issuance, and convertible notes in the principal amount of $3.0 million had been purchased by us for $2.1 million, leaving convertible notes in the principal amount of $16.5 million outstanding. As of March 15, 2025, notes to CEF and CEF II in the aggregate principal amount of $11.0 million were outstanding.

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

Interest expense on the loans from CEF and CEF II were approximately $400,000 and $531,000 for the years ended December 31, 2024 and 2023, respectively.

Other Related Party Loan

On October 10, 2022, SMXP made unsecured loans to us for $944,077 and $414,581 at an interest rate of 8%, with interest payable quarterly at the end of each quarter. The principal amount plus accrued interest of both notes was initially due on October 10, 2024 and was extended to October 10, 2025. The proceeds of the loans were used to pay the security deposit and lease obligations for one month owed to the new owner of our headquarters building under the new lease agreement and for rent on our headquarters building from June 1, 2022 to October 12, 2022. David Hsu, our chief executive officer and a director, and Ching Liu, formerly our executive vice president and a director and currently a 5% stockholder are the principal management group of SMXP. Simon Yuan, a director, has a non-controlling interest in SMXP and is not part of its management.

Related Party Leases

We had a lease for our Diamond Bar, California office with Fallow Field, LLC. Fallow Field, LLC, a related party. The lease commenced on November 1, 2016 and had a ten year term with one five-year renewal option. The initial annual base rent is $229,272 plus the Company’s share of utilities. Fallow Field is owned by Mr. Hsu, Ms. Liu and a minority stockholder. Effective March 31, 2024, we terminated the lease with Fallow Field.

For the years ended December 31, 2024 and 2023, total related party rental expense included in general and administrative expenses was approximately $36,000 and $100,000, respectively.

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

Pursuant to their exchange agreements with us, Mr. Hsu converted 674,107 shares of common stock into options to purchase 1,428,432 shares of common stock and transferred 674,107 of his restricted shares stock to us for $675,000, and Ms. Liu converted 499,338 of common stock into options to purchase 1,058,098 shares of common stock and transferred 499,338 shares of common stock to us for $500,000. The payments to Mr. Hsu and Ms. Liu were initially to have been paid by December 15, 2019, which date has been extended several times and the payments  to Ms. Liu and another employee were made from the proceeds of our initial public offering. The payment to Mr. Hsu is to be paid in twelve monthly installments, commencing June 30, 2025.

Director Independence

We believe that five of our directors, Mr. Chen, Dr. Yang, Dr. Zhang, Mr. Lin and Mr. Yuan are independent directors using the Nasdaq definition of independence.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed Marcum LLP, by our registered independent public accounting firm, for 2024 and 2023 for the categories of services indicated.

	Years Ended December 31,
	2024	2023
Audit fees	$542,000	$645,810
Audit – related fees	$16,260	$41,200

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements begin on Page F-1

Exhibits

Exhibit number	Description
3.1	Amended and Restated Articles of Incorporation, as amended.[1]
3.2	Amended and Restated Bylaws.[1]
4.1	Description of Securities of the Registrant[3]
10.1	Employment agreement dated October 7, 2016 between the Company and David Hsu.1†
10.2	Form of restricted stock agreement.1†
10.3	2016 Long-term incentive plan. 1†
10.4	Loan agreement dated August 26, 2014, between Clean Energy Funding II, LP and SolarMax LED, Inc.[1]
10.5	Loan agreement dated January 3, 2012, between Clean Energy Funding, LP ("CEF”) and SolarMax Renewable Energy Provider, Inc. ("SREP”)[1]
10.6	Lease agreement dated October 13, 2022 between the Company and 3080 12th Street, LLC.[1]
10.7	Client Service Agreement dated October 14, 2019 between SolarMax Renewable Energy Provider, Inc. and Insperity PEO Services, L.P. and Client Service Agreement Terms & Conditions[1]
10.8	Client Service Agreement dated October 14, 2019 between SMX Capital, Inc. and Insperity PEO Services, L.P. and Client Service Agreement Terms & Conditions[1]
10.9	Client Service Agreement dated October 14, 2019 between SolarMax LED, Inc. and Insperity PEO Services, L.P. and Client Service Agreement Terms & Conditions[1]
10.10	Promissory note dated October 24, 2019 payable to SMX Property, LLC[1]
10.11	Form of exchange agreement among CEF, SREP, the issuer and the limited partners of CEF[1]
10.12	Form of 4% secured subordinated convertible note issued by the Company and SREP to limited partners of CEF pursuant to the exchange agreement (Exhibit 10.1)[1]
10.13	Form of exchange agreement among CEF II, LED, the Company and the limited partners of CEF II3
10.14	Form of 4% secured subordinated convertible note issued by the Company and LED to limited partners of CEFII pursuant to the exchange agreement (Exhibit 10.13)[3]
10.15	Exchange agreement dated March 27, 2019 between and Company and David Hsu[1]
10.16	Promissory note dated October 10, 2022 issued by the Company to SMX Property, LLC. For $944,076.88.[1]
10.17	Promissory note dated October 10, 2022 issued by the Company to SMX Property, LLC. For $414,580.65.[1]
10.18	Letter agreement dated March 27, 2025 between the Company and David Hsu deferring payment of deferred compensation[3].
10.19	Form of stock purchase used in March 2025 stock placement[3].
14.1	Code of Ethics[2]
19.1	Insider Trading Policy[2]
21.1	List of Subsidiaries.[3]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[3].
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[3]
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.[4]
97.1	Executive Compensation Clawback Policy[2]
101.INS	Inline XBRL Instance Document.[3]
101.SCH	Inline XBRL Taxonomy Extension Schema Document.[3]
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.[3]
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.[3]
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.[3]
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.[3]
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) [3]

[1]	Filed as an exhibit to the Company’s registration statement on Form S-1, File No. 333-266206 and incorporated herein by reference.
[2]	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2023 which was filed with the SEC on April 14, 2024 and incorporated herein by reference.
[3]	Filed herewith
[4]	Furnished herewith
†	Compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

*

Date: March 31, 2025	SOLARMAX TECHNOLOGY, INC.

	By:	/s/ David Hsu
	Name:	David Hsu
	Title:	Chief Executive Officer
(Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Hsu	Chief executive officer and director (principal executive officer)	March 31, 2025
David Hsu

/s/ Stephen Brown	Chief financial officer (principal financial officer)	March 31, 2025
Stephen Brown

/s/ Simon Yuan	Director	March 31, 2025
Simon Yuan

/s/ Jinxi Lin	Director	March 31, 2025
Jinxi Lin

/s/ Wei Yuan Chen	Director	March 31, 2025
Wei Yuan Chen

/s/ Wen-Chang (Stephen) Yang	Director	March 31, 2025
Wen-Chang (Stephen) Yang

/s/ Lei Zhang	Director	March 31, 2025
Lei Zhang

Part IV

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

SolarMax Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarMax Technology Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion,the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Costa Mesa, California

March 31, 2025

Financial Statements

SolarMax Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$786,333	$2,539,312
Accounts receivable, net	4,231,575	4,176,322
Receivable from SPIC, net	2,963,272	3,728,865
Short-term investments	6,337,574	-
Contract assets, net	474,280	549,118
Customer loans receivable, current, net	1,287,397	2,212,574
Inventories, net	1,302,568	1,341,397
Deferred project costs	1,841,509	1,603,355
Other receivables and current assets, net	1,725,351	3,770,642
Total current assets	20,949,859	19,921,585
Property and equipment, net	200,889	291,416
Operating lease right-of-use assets	3,178,978	5,411,820
Goodwill	-	7,584,779
Investments in unconsolidated solar project companies	10,020,888	9,698,308
Customer loans receivable, noncurrent, net	3,076,186	4,322,942
Deferred tax assets	-	189,226
Restricted cash, noncurrent	276,744	354,504
Other assets	926,347	880,621
Total assets	$38,629,891	$48,655,201

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2024 and December 31, 2023 (Continued)

	December 31, 2024	December 31, 2023
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,665,721	$3,384,195
Operating lease liabilities, current	1,571,084	1,497,555
Unsecured loans, current	2,900,000	2,000,000
Secured loans from related parties, current	5,358,658	11,358,658
Secured convertible notes, current	9,770,000	8,680,000
Accrued expenses and other payables	12,474,559	16,480,896
Total current liabilities	34,740,022	43,401,304
Operating lease liabilities, noncurrent	1,712,330	4,078,569
Secured loans from related parties, noncurrent, net of debt discount and issuance costs	7,000,000	7,000,000
Secured convertible notes, noncurrent, net of debt discount and issuance costs	6,530,448	7,269,768
Deferred tax liability	1,620,495	-
Other liabilities	2,105,538	2,793,388
Total liabilities	53,708,833	64,543,029
Commitments and contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Common stock, par value $0.001 per share; 297,225,000 shares authorized, 46,532,355 and 40,983,881 shares issued as of December 31, 2024 and December 31, 2023, respectively, and 45,270,860 and 39,735,536 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	46,532	40,984
Additional paid-in capital	91,889,317	55,786,634
Treasury stock, at cost, 1,261,495 and 1,248,345 shares at December 31, 2024 and December 31, 2023, respectively	(1,979,294)	(1,808,889)
Accumulated deficit	(103,586,305)	(68,623,969)
Accumulated other comprehensive loss	(1,449,192)	(1,282,588)
Total stockholders’ deficit	(15,078,942)	(15,887,828)
Total liabilities and stockholders’ deficit	$38,629,891	$48,655,201

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
Revenues	$22,986,881	$54,139,330
Cost of revenues (includes stock-based compensation expense of $1,264,690 and $0 for the years ended December 31, 2024 and 2023, respectively)	20,672,306	42,990,393
Gross profit	2,314,575	11,148,937
Operating expenses:
General and administrative (includes stock-based compensation expense of $17,271,494 and $0 for the years ended December 31, 2024 and 2023, respectively)	27,439,177	9,507,293
Selling and marketing	517,058	1,157,793
Goodwill impairment loss	7,461,888	-
Total operating expense	35,418,123	10,665,086
Operating income (loss)	(33,103,548)	483,851
Other income (expense):
Interest income	500,540	68,853
Interest expense	(1,565,732)	(1,576,749)
Equity in income of solar project companies	634,802	864,132
Gain on debt extinguishment	302,729	26,821
Gain on early termination of lease	77,207	4,212
Other income (expense), net	(144,504)	499,472
Total other income (expense)	(194,958)	(113,259)
Income (loss) before income taxes	(33,298,506)	370,592
Income tax provision (benefit)	1,663,830	(64,194)
Net income (loss)	$(34,962,336)	$434,786
Net income (loss) per share
Basic	$(0.79)	$0.01
Diluted	$(0.79)	$0.01
Weighted average shares used to compute net income (loss) per share
Basic	44,342,876	39,735,536
Diluted	44,342,876	40,025,153

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
Net income (loss)	$(34,962,336)	$434,786
Other comprehensive income (loss)
Foreign currency translation adjustments	(166,604)	(115,065)
Total comprehensive income (loss)	$(35,128,940)	$319,721

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid- In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2023	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,623,969)	$(1,282,588)	$(15,887,828)
Vesting of restricted stock	-	-	264,650	264	(264)	-	-	-	-	-
Stock-based compensation	-	-	-	-	18,536,184	-	-	-	-	18,536,184
Shares issued on warrant exercise	-	-	207,311	207	(207)	-	-	-	-	-
Shares issued on option exercise	-	-	36,563	37	(37)	-	-	-	-	-
Shares returned for tax withholding on option exercise	-	-	-	-	-	(13,150)	(170,405)			(170,405)
Shares issued in initial public offering	-	-	5,039,950	5,040	18,571,998	-	-	-	-	18,577,038
Public offering costs previously capitalized	-	-	-	-	(1,004,991)	-	-	-	-	(1,004,991)
Net income (loss)	-	-	-	-	-	-	-	(34,962,336)	-	(34,962,336)
Currency translation adjustments	-	-	-	-	-	-	-	-	(166,604)	(166,604)
Balance at December 31, 2024	-	$-	46,532,355	$46,532	$91,889,317	(1,261,495)	$(1,979,294)	$(103,586,305)	$(1,449,192)	$(15,078,942)

	Preferred Stock		Common Stock		Additional Paid- In Capital	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2022	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(69,058,755)	$(1,167,523)	$(16,207,549)
Net income (loss)	-	-	-	-	-	-	-	434,786	-	434,786
Currency translation adjustments	-	-	-	-	-	-	-	-	(115,065)	(115,065)
Balance at December 31, 2023	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,623,969)	$(1,282,588)	$(15,887,828)

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023

Operating activities
Net income (loss)	$(34,962,336)	$434,786
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	81,545	180,670
Amortization of loan discounts on customer loan receivables	(2,332)	(53,909)
Amortization of convertible note discount and debt issuance costs	198,418	180,760
Amortization of operating lease right-of-use assets	1,464,601	1,432,343
Provision for (recovery of) credit losses and loan losses	164,198	56,751
Provision for other receivables from SPIC	659,316	-
Provision for excess and obsolete inventories	45,930	110,863
Provision for warranty and production guaranty	410,108	639,279
Equity in income of investment in solar project company excess of $0 distribution received	(634,802)	(864,132)
Deferred income tax provision	1,831,735	(84,194)
Gain on disposal of property and equipment	(12,068)	(21,449)
Gain on debt extinguishment	(302,729)	(26,821)
Gain on early termination of lease	(77,207)	(4,212)
Stock-based compensation	18,536,183	-
Goodwill impairment	7,461,888	-
Other	-	295,348
Changes in operating assets and liabilities:
Accounts Receivable	(214,474)	1,536,755
Contract Assets	74,838	4,152,380
Customer loans receivable	2,046,295	3,849,570
Inventories	(7,101)	1,952,642
Other receivables and current assets	1,133,595	(1,404,001)
Other assets	(45,726)	27,283
Accounts payable	(718,474)	1,152,763
Operating lease liabilities	(1,447,263)	(1,372,274)
Contract liabilities	-	(4,036,348)
Accrued expenses and other payables	(3,716,300)	(2,664,360)
Other liabilities	(1,097,948)	(1,379,324)
Net cash provided by (used in) operating activities	$(9,130,110)	$4,091,169

 See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023 (Continued)

	Years Ended December 31,
	2024	2023
Investing activities
Purchase of short-term investments	$(7,685,171)	$-
Proceeds from short-term investments	1,348,334	-
Purchase of property and equipment	-	(27,999)
Proceeds from disposal of property and equipment	20,972	21,449
Net cash provided by (used in) investing activities	(6,315,865)	(6,550)
Financing activities
Accrued settlement	(276,269)	$(276,269)
Proceeds from initial public offering, net of underwriting fees	18,950,212	-
Share issuance costs relating to the initial public offering	(373,174)	-
IPO offering costs paid	(346,427)	-
Proceeds from note payable	900,000	-
Principal payments on convertible notes	(5,545,007)	(4,800,000)
Principal payment on borrowings	-	(33,451)
Repayment on equipment capital lease	-	(15,488)
Payments related to Uonone acquisition contingency (Note 15)	-	(6,841,501)
Proceeds from Uonone acquisition contingency (Note 15)	-	6,644,817
Net cash provided by (used in) financing activities	13,309,335	(5,321,892)
Effect of exchange rate	305,901	(37,862)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,830,739)	(1,275,135)
Cash, cash equivalents, and restricted cash, beginning of year	2,893,816	4,168,951
Cash, cash equivalents, and restricted cash, end of year	$1,063,077	$2,893,816

Supplemental disclosures of cash flow information:
Interest paid (received) in cash	$1,355,835	$1,086,314
Income taxes paid (received) in cash	$158,795	$177,377

Non-cash activities for investing and financing activities:
Shares returned for tax withholding on options exercised	$170,405	$-
Reversal of previously capitalized offering cost upon IPO	$658,564	$-
Right-of-use assets acquired through operating leases, related party	$-	$912,983
Convertible notes issued to non-related parties in connection with cancellation of EB-5 loans	$6,000,000	$1,000,000

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023 (Continued)

	As of December 31,
	2024	2023
Cash balance at the beginning of the year:
Cash and cash equivalents	$2,539,312	$3,821,952
Restricted cash, noncurrent	354,504	346,999
	$2,893,816	$4,168,951

Cash balance at the end of the year:
Cash and cash equivalents	$786,333	$2,539,312
Restricted cash, noncurrent	276,744	354,504
	$1,063,077	$2,893,816

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

1. Description of Business

SolarMax Technology, Inc. and subsidiary companies (the "Company”) is an integrated solar and renewable energy company. A solar energy system retains the direct current (DC) electricity from the sun and converts it to alternating current (AC) electricity that can be used to power residential homes and commercial businesses. The solar business is based on the ability of the users of solar energy systems to save on energy costs and reduce their carbon imprint as compared with power purchased from the local electricity utility company. The Company was founded in 2008 to engage in the solar business in the United States of America.  The Company’s primary business consists of the sale and installation of photovoltaic and battery backup systems for residential and commercial customers sales of LED systems and services to government and commercial users in the United States. In 2015, the Company commenced operations in the People’s Republic of China (the “PRC”) with the acquisition of two  subsidiaries, Chengdu Zhonghong Tianhao Technology Co., Ltd. ("Chengdu ZHTH”), which is a subsidiary of SolarMax Technology (Shanghai) Co. Ltd. (together with its subsidiaries thereunder, "ZHTH”), and Jiangsu Zhonghong Photovoltaic Electric Co., Ltd. ("ZHPV”).  The Company did not generate any revenue from its China segment subsequent to 2021, and the China segment does not have any projects or agreements as of the date of the issuance of these financial statements. All of the Company’s revenue for the years ended December 31, 2024 and 2023 was generated by the United States segment, and the cost of revenue related to the United States segment.

The Company’s operations primarily consist of (i) the sale and installation of photovoltaic and battery backup systems for residential and commercial customers, and (ii) sales of LED systems and services to government and commercial users. In the U.S., the Company has four wholly-owned subsidiaries at December 31, 2024 as follows:

•	SolarMax Renewable Energy Provider, Inc., a California corporation ("SREP”)

•	SolarMax LED, Inc., a California corporation ("LED”)

•	SolarMax Financial, Inc., a California corporation ("SolarMax Financial”)

•	SMX Capital, Inc., a New Jersey corporation ("SMX Capital”)

The Company’s wholly-owned subsidiaries outside the U.S. are as follows:

•	Accumulate Investment Co. Ltd ("Accumulate”), a British Virgin Islands corporation. The Company acquired Accumulate as part of its acquisition of Jiangsu Zhonghong Photovoltaic Electric Co., Ltd. ("ZHPV”) in April 2015.

•	SolarMax Technology Holdings (Hong Kong) Limited ("SolarMax Hong Kong”), which was established under the laws of Hong Kong on October 27, 2014.

•	Golden SolarMax Finance Co., Ltd., ("Golden SolarMax”), which was organized under the laws of the PRC on June 1, 2015. The entity was liquidated in Q2 2024.

•	Solarmax Technology Holdings (Cayman) Limited ("Solarmax Cayman”), a Cayman Islands limited company formed on May 8, 2017.

Accumulate has one wholly-owned subsidiary, Accumulate Investment Co., Limited (HK), an entity organized under the laws of Hong Kong ("Accumulate Hong Kong”). Accumulate Hong Kong has one wholly-owned subsidiary, ZHPV.

SolarMax Hong Kong has one wholly-owned subsidiary, SolarMax Technology (Shanghai) Co., Ltd. ("SolarMax Shanghai”), organized under the laws of the PRC and formed on February 3, 2015. SolarMax Shanghai is a wholly foreign-owned entity, referred to as a WFOE. SolarMax Shanghai currently has subsidiaries that are not significant. SolarMax Shanghai and its subsidiaries are collectively referred to as ZHTH.

On May 8, 2017, Solarmax Technology Holdings (Cayman) Limited ("Solarmax Cayman”) a Cayman Islands limited company, was formed. Solarmax Cayman is a 100% owned direct subsidiary of the Company and was created to potentially serve as an intermediate holding company for the Company’s PRC operations for possible future transactions. Solarmax Cayman does not currently have any operations.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

At December 31, 2024 and 2023, the Company’s major subsidiaries and the related core business consist of the following:

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

•

SolarMax Financial was established on September 9, 2009 and was engaged in the business of providing secured installment financing to purchasers of residential and commercial photovoltaic systems, and servicing installment sales for SREP and LED customers in the U.S. The Company has not provided financing to purchasers since 2020, and all revenues from SolarMax Financial reflects revenue earned on its current portfolio, with no new loans having been added since early 2020.

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

Initial Public Offering

In March 2024, the Company issued 5,039,950 shares of common stock in its initial public offering at a public offering price of $4.00 per share less a 6% underwriting discount pursuant to an underwriting agreement (the “Underwriting Agreement”) with Kingswood, a division of Kingswood Capital Partners, LLC (the “Representative”), as representative of the underwriters. The shares issued includes the partial exercise of the underwriters’ overallotment option. Pursuant to the Underwriting Agreement, the Company paid the Representative a 1% non-accountable expense allowance and reimbursed the Representative for certain accountable expenses of $175,000.

The aggregate gross proceeds from the offering were approximately $20 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. Net proceeds from the Company’s initial public offering of approximately $18.6 million reflects the gross proceeds net of underwriting discounts, the non-accountable expense allowance, accountable expenses of the underwriters that were paid by the Company and other expenses that were deducted from gross proceeds at the closing.

Pursuant to the Underwriting Agreement, the Company issued to the Representative warrants (the “Representative’s Warrants”) to purchase 403,196 shares of common stock at an exercise price of $4.80 per share.

On March 13, 2024, the Representative’s Warrants were fully exercised on a cashless basis. Based on the formula for cashless exercise, the Company issued a total of 207,311 shares of common stock, and, as a result of the exercise, no Representative’s Warrants remained outstanding.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP”).

Principles of Consolidation

Amounts reported in the consolidated financial statements are stated in U.S. dollars, unless stated otherwise. The functional currency of the Company’s foreign subsidiaries is the Chinese renminbi ("RMB”). These transactions are translated from the local currency into U.S. dollars at exchange rates during or at the end of the reporting period. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.  These reclassifications had no effect on the previously reported net loss.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the cost-based inputs to estimate revenues on long-term construction contracts, the collectability of accounts receivable, the receivable from SPIC and loans receivable, the value of investments in unconsolidated solar project companies, the value of short-term investments which have been extended and which were not paid on the maturity date, the useful lives and impairment of property and equipment, the fair value of stock options granted and stock-based compensation expense, warranty and customer care reserve, the valuation of deferred tax assets, inventories and provisions for income taxes. Actual results could differ materially from those estimates.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company’s history of net losses and negative cash flow from operating activities, including its net loss and negative cash flow for the year ended December 31, 2024, along with its increased accumulated deficit and stockholders’ deficit raise substantial doubt about the Company's ability to continue as a going concern.

At December 31, 2024, the Company reported a working capital deficit of approximately $13.8 million.  In addition, the accumulated deficit was approximately $103.6 million and the stockholders’ deficiency was approximately $15.1 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, that, considered in the aggregate, raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities, and significant current debt.

As of December 31, 2024, the Company’s principal sources of liquidity consisted of approximately $786,000, of cash and cash equivalents, a significant decline from $2.5 million at December 31, 2023 even though the Company completed its initial public offering in March 2024, and estimated cash from operations. The Company believes its current cash balances coupled with anticipated cash generated from operating activities are sufficient to meet the Company’s working capital requirements for at least one year from the date of the issuance of the accompanying consolidated financial statements, excluding approximately $18.0 million of debt that is due in the next twelve months which the Company is seeking to have exchanged for five-year convertible notes. Management is focused on expanding the Company’s existing business, as well as its customer base to expand its marketing to commercial solar installations, including its continuing efforts to generate revenue for its China operations, although the Company has not generated revenue from its China operations since 2021 and as of the date of issuance of these financial statements, the Company was not engaged in negotiations with respect to any contracts for its China segment. The Company’s China segment has a receivable of RMB 49.5 million ($6.8 million) from SPIC, which has been outstanding since 2021, and reflects a reserve taken as of December 31, 2024 of RMB 4.7 million ($659,000) based on the initial arbitration results which disallow certain items claimed by the Company. Although the Company expects to collect substantially all of this amount, it can give no assurance that it will recover such funds in 2025 if at all, and its ability to collect may be subject to China’s decline in tax revenue and funds from other sources. The Company is looking to continue to negotiate an exchange of a large portion of the approximately $4.0 million of the current portion of long-term related party loans for convertible notes that mature in periods beyond one year. The Company cannot predict whether it will be successful in these efforts.

As a result of the above, there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption, or obtain the exchange of any of its current debt for secured convertible debt and thus maintain sufficient cash balances for its planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. Revenue and cash flow from the Company’s China segment is uncertain since as of December 31, 2024, the Company did not have any agreements for its China segment and was not engaged in any negotiations for such a contract. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, if at all.  Further, the Company cannot assure that it will not discontinue its China operations if it is not able to generate revenues from this segment.

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

Short-term Investments

Short-term investments consist of short-term note receivables with original maturities of 12 months or less.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Restricted Cash

Restricted cash includes cash held to collateralize ACH transactions and outstanding credit card borrowing facilities.

Restricted cash at December 31, 2024 and December 31, 2023 consisted of:

	December 31, 2024	December 31, 2023
Deposit held by a US financial institution as collateral for ACH transactions and business credit cards – US Segment	$276,744	$354,504
Less: current portion	-	-
Noncurrent portion	$276,744	$354,504

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

Contract Assets

The contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date, primarily for the solar energy system sales in the U.S. The contract assets are transferred to accounts receivable when the rights become unconditional (i.e., when the permission to operate is issued). The contract liabilities primarily relate to the advance consideration received from customers related to the solar energy system sales in the U.S., for which the transfer of ownership has not occurred.

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

Inventories

Inventories consist of (a) work in progress on solar systems on housing developments and projects not yet sold; and (b) components principally consisting of photovoltaic modules, inverters, construction and other materials, and LED products, all of which are stated at the lower of cost or net realizable value under the first-in first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary.  All of the inventories are in the United States segment; the China segment has no inventory.

The estimate for excess and obsolete inventories is based on historical sales and usage experience together with a review of the current status of existing inventories.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of assets acquired and liabilities assumed. The Company’s goodwill was derived from the acquisitions of businesses in China in April 2015.During the quarter ended September 30, 2024, the Company performed its annual goodwill impairment assessment considering various factors and based primarily on the continued economic downturn in China that directly impacts the Company's ability to generate new businesses in the foreseeable future, the Company recognized impairment loss for the entire balance of the goodwill of $7.5 million for the year ended December 31, 2024.  No impairment loss was recognized for the year ended December 31, 2023.

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

There was no impairment loss on such systems for the years ended December 31, 2024 and 2023.

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

At December 31, 2024 and December 31, 2023, the Company has unconsolidated investments in the PRC related to its 30% non-controlling interests in three project companies for which it transferred a 70% interest in 2021 to SPIC,  which operates the project companies.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

For these investments, the Company does not have the controlling interests but it has the contractual ability to exercise significant influence over the operations and the financial decisions of the investees under the respective operating agreements although these investees are controlled by SPIC, which, as the 70% owner and the operator of the entities, has the ability to make all decisions concerning the investees. In each of the investments, the investee also maintains a separate capital account for each of its investors and accordingly, the Company has a separate capital account at each of the investees. Since the Company has the contractual ability to exercise significant influence over the investees, the Company accounts for each of these investments using the equity method of accounting, under which the Company records its proportionate share of the investee’s profit or loss based on the specified profit and loss percentage. Distributions received from equity method investees are accounted for as returns on investment and classified as cash inflows from operating activities, unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the Company. When such an excess occurs, the current year distribution up to this excess would be considered a return of investment and classified as cash inflows from investing activities.

Because the Company’s investments include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any reporting period, the investment is reviewed to determine if the impairment is other than temporary. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company monitors its investments in unconsolidated entities periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2024 and 2023.

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

Quality Warranty for EPC Services

For the PRC segment, the Company provided construction quality warranty on Engineering, Procurement and Construction (“EPC”) services generally for one year after completion. The customer typically retains 3-5% of the contract price which will not be paid to the Company until the expiration of the warranty period which is accounted by the Company as retainage receivable. The Company currently provides a reserve for such potential liabilities based on a nominal percentage of project revenues for the PRC segment in the approximate amount of $241,000 and $249,000 as of December 31, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other liabilities. To date the Company has not incurred significant claims on the quality warranty. The liability is reversed when the warranty period expires.

Production Guaranty

For solar systems sold in the U.S., the Company warrants that modules installed in accordance with agreed-upon specifications will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by 0.5% every year thereafter throughout the approximate 10-year production guaranty period. In resolving claims under the production guaranty, the Company typically makes cash payments to customers who claim for the production shortfall in power output on an annual basis. The Company currently provides a reserve for the production guaranty at 0.2% of the total solar revenue.

LED Warranties

The Company’s warranty for LED products and services ranges from one year for labor and up to seven years for certain products sold to governmental municipalities. The Company currently provides a warranty reserve for LED sales based on 1.0% of LED revenue.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Other Warranties

In 2016, as a result of the bankruptcy of a Chinese panel supplier from whom the Company purchased solar modules, the Company reclassified the liability related to unpaid retentions to warranty liability in the amount of $651,000. As of September 30, 2023, the Company had not received any claims against the liability and accordingly, the Company reversed the liability against cost of revenue during the third quarter of 2023.  See Note 14 - Accrued Expenses and Other Payables.

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

The following table presents the fair value and carrying value of the Company’s cash equivalents, loans receivable and borrowings as of December 31, 2024:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Cash equivalents	$276,744	$-	$-	$276,744
Customer loans receivable	-	-	4,686,809	4,363,583
Short-term investments	-	6,337,574	-	6,337,574
Liabilities
Bank and other loans	-	2,900,000	-	2,900,000
Secured loans from related parties	-	-	10,054,200	12,358,658
Secured convertible debt	-	-	12,172,858	16,300,448

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Short-term investments – Short-term investments consist of short-term note receivables with original maturities of 12 months or less. Accordingly, their carrying values approximate their fair value.

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

For the Years Ended December 31, 2024 and 2023

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

For solar energy and battery storage system sales, the Company recognizes revenue using a cost-based input method that recognizes revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated cost of the contract. In applying cost-based input methods of revenue recognition, the Company uses the actual costs incurred for installation and obtaining the permission to operate, each relative to the total estimated cost of the solar energy and battery storage system, to determine the Company’s progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Cost‑based input methods of revenue recognition are considered a faithful depiction of the Company's efforts to satisfy solar energy and battery system contracts and therefore reflect the transfer of goods to a customer under such contracts. Costs incurred towards contract completion may include costs associated with solar modules, battery components, direct materials, labor, subcontractors, and other indirect costs related to contract performance.

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

For the Years Ended December 31, 2024 and 2023

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

Loan Interest Income

In the U.S., in the past, the Company provided installment financing to qualified customers to purchase residential or commercial photovoltaic systems, energy storage systems, as well as LED products and services, and some of these loans remain outstanding. The Company has not entered into new loans since early 2020, and its revenues are from financing relates to its existing loan portfolio. Customer loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by an allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the interest method. The interest method is applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Interest on loans generally continues to accrue until the loans are charged off. Premiums and discounts are recognized as yield adjustments over the term of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is not to hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value. There were no loans held-for-sale at December 31, 2024 and December 31, 2023.

The following table summarizes the Company’s revenue by business line for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Solar energy and battery storage systems
Sales on non-installment basis	$13,828,244	$50,399,417
Third-party leasing arrangements	3,983,612	-
Operating lease revenues	71,082	81,774
Power purchase agreement revenues	26,757	41,558
Total solar energy and battery storage systems	17,909,695	50,522,749
LED projects	4,737,075	3,054,526
Financing related	340,111	562,055
Total revenues	$22,986,881	$54,139,330

Advertising Costs

The Company charges advertising and marketing costs related to radio, internet and print advertising to operations as incurred. Advertising and marketing costs for the years ended December 31, 2024 and 2023 were approximately $517,000 and $1.2 million, respectively.

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

For the Years Ended December 31, 2024 and 2023

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

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. For the years ended December 31, 2024 and 2023, the Company did not incur any related interest and penalties.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of December 31, 2024 and December 31, 2023, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes.

Comprehensive Income (Loss)

The Company accounts for comprehensive income loss in accordance with ASC 220, Income Statement – Reporting Comprehensive Income (“ASC 220”). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of December 31, 2024 and December 31, 2023 is the currency translation adjustment.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are excluded from the computation of diluted earnings per share for the year ended December 31, 2024 because the effect would be antidilutive.

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

In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Losses on those foreign currency transactions of approximately $167,000 and $115,000 for the years ended December 31, 2024 and 2023, respectively, are included in other income (expense), net for the period in which exchange rates change.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has two operating segments, the United States and China; however, the Company has one reporting segment which is the operation in the United States for the year ended December 31, 2024. Prior to January 1, 2024, the Company considered its operation in China a reporting segment. However, because the operation in China has had no significant revenues since 2022, the Company no longer considers its operation in China a reporting segment.

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

The adoption effective on January 1, 2024 has no significant impact on the Company’s consolidated financial statements.

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

The Company does not expect that adoption of this standard will have a material impact on the Company’s income tax disclosures.

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

3. Cash, Cash Equivalents and Restricted Cash

As of December 31, 2024 and December 31, 2023, insured and uninsured cash including the balance classified as restricted cash were as follows:

	December 31, 2024	December 31, 2023
US Segment
Insured cash	$523,096	$818,534
Uninsured cash	497,311	813,199
	1,020,407	1,631,733
China Segment
Insured cash	42,669	295,503
Uninsured cash	-	966,580
	42,669	1,262,083
Total cash and cash equivalents and restricted cash	1,063,076	2,893,816
Less: Cash and cash equivalents	786,332	2,539,312
Restricted cash	$276,744	$354,504

4. Accounts Receivable, net

The activity of the allowance for credit losses for accounts receivable for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
Balance – beginning of period	$4,598	$1,185,046
Provision for bad debts	36,228	107,489
Recoveries	-	(1,266,474)
Effect of exchange rate	-	(21,463)
Balance – end of period	$40,826	$4,598

5. Short-term investments

In March 2024, the Company's United States segment made short-term investments of $7.0 million in 8% promissory notes due June 1, 2024 issued by Webao Limited, an unrelated party, based in Hong Kong. The maturity date of the notes has been extended to June 30, 2025. The total amortized cost, the fair value and the carrying value of the investments is $5.7 million at December 31, 2024. There was no unrecognized holding gains or losses and other-than-temporary impairment recognized on this investment at December 31, 2024.

In March 2024, the Company's China segment made short-term investments of RMB 5.0 million in a 5% promissory note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd. , an unrelated party based in PRC. The maturity date of the note has been extended to June 30, 2025. At December 31, 2024, the unpaid balance of the promissory note was RMB 4.7 million (approximately $638,000). In January 2025, an additional principal payment of RMB 679,288 (approximately $95,000) was made along with the accrued interest.

6. Receivable from SPIC, net

The Company’s receivables due from SPIC relate to four EPC projects the Company’s China segment completed in 2020 and 2021. The gross balance of the receivables of RMB 54.2 million ($7.4 million)  was unchanged through December 31, 2023 consisting of accounts receivable of RMB 27.9 million ($3.8 million) and other receivables related to project advances and reimbursements of RMB 26.4 million ($3.6 million). As a result of the COVID-19 pandemic, the settlement discussions were halted and did not resume until 2023 at which time the new management of SPIC raised additional questions regarding certain provisions of the contracts which resulted in arbitration meetings being held during 2024. The final arbitration rulings are expected in the first half of 2025. However, based on the initial opinion of the Company’s representative counsel at the arbitration, the receivables that were deemed supportable and realizable at the arbitration meetings are approximately RMB 49.5 million ($6.8 million). Accordingly, a reserve for uncollectible amount of RMB 4.7 million ($659,000) was recorded by the Company at December 31, 2024. The receivable balance due from SPIC, net of the reserve is RMB 49.5 million ($6.8 million) at December 31, 2024.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

7. Customer Loans Receivable

In past years, the Company provided financing to qualified customers to purchase residential or commercial photovoltaic systems, as well as other products the Company offered in the U.S. Depending on the credit rating of customers, the interest rate generally ranges from 0.00% to 10.99% per annum with financing terms ranging from one to fifteen years. At December 31, 2024 and December 31, 2023, the percentage of the Company’s loan portfolio with a 0% interest rate is .4% and 2.7%, respectively.

The customer gives the Company a security interest in the photovoltaic systems and other products financed.

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at December 31, 2024:

	Year of origination				December 31, 2024
	2022	2021	2020	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$23,094	$4,000,091	4,023,185	86.7%
Near-prime - FICO score 620 to 679	12,699	-	2,809	481,901	497,409	10.7%
Sub-prime - FICO score less than 620	-	-	-	83,973	83,973	1.8%
Business entity — FICO not available	-	31,904	7,194	-	39,098	0.8%
Total Customer Loan Receivables, gross	$12,699	$31,904	$33,097	$4,565,965	$4,643,665	100.0%

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at December 31, 2023:

	Year of origination					December 31, 2023
	2022	2021	2020	2019	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$181,315	$438,676	$5,234,583	$5,854,574	86.2%
Near-prime - FICO score 620 to 679	19,117	-	18,107	42,175	622,398	701,797	10.3%
Sub-prime - FICO score less than 620	-	-	-	72,489	84,992	157,481	2.3%
Business entity — FICO not available	-	52,753	28,051	-	-	80,804	1.2%
Total Customer Loan Receivables, gross	$19,117	$52,753	$227,473	$553,340	$5,941,973	$6,794,656	100.0%

Customer loans receivable consist of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Customer loans receivable, gross	$4,643,665	$6,794,656
Less: unamortized loan discounts	-	(2,332)
Allowance for loan losses	(280,082)	(256,808)
Customer loans receivable, net	4,363,583	6,535,516
Less: Current portion	1,287,397	2,212,574
Non-current portion	$3,076,186	$4,322,942

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Principal maturities of the customer loans receivable at December 31, 2024 are summarized as follows:

For the year ending December 31,	Amount
2025	$1,287,397
2026	1,150,229
2027	975,613
2028	667,681
2029	353,039
Thereafter	209,706
Total customer loans receivable	$4,643,665

The Company is exposed to credit risk on the customer loans receivable. Credit risk is the risk of loss arising from the failure of customers to meet the terms of their contracts with the Company or otherwise fail to perform as agreed.

The activity in the allowance for loan losses for customer loans receivable for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
Balance – beginning of period	$256,808	$288,457
Provision (recovery) for loan losses	127,970	(50,738)
Chargeoffs and adjustments	(104,696)	19,089
Balance – end of period	$280,082	$256,808

Total interest income on the customer loans receivable included in revenues was approximately $332,000 and $412,000 for the years ended December 31, 2024 and 2023, respectively.

8. Inventories, net

The activity in the reserve for excess and obsolete inventories for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
Balance – beginning of period	$596,367	$485,504
Provision for excess and obsolete inventories	45,930	110,863
Balance – end of period	$642,297	$596,367

Inventories consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Solar panels, inverters, battery storage and components	$1,342,148	$1,336,066
LED lights	602,717	601,698
Total inventories, gross	1,944,865	1,937,764
Less: reserve for excess and obsolete inventories	(642,297)	(596,367)
Total inventories, net	$1,302,568	$1,341,397

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

9. Other Receivables and Current Assets, Net

Other receivables and current assets, net consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Receivable from Seller (Uonone Group - Note 15)	$419,471	$436,698
Prepaid expenses and other current assets	626,820	1,342,834
Advances to suppliers	667,140	1,300,009
Accrued interest on customer loans receivable	11,920	32,537
Capitalized offering costs	-	658,564
Total other receivables and current assets	$1,725,351	$3,770,642

Deferred project costs consist of work in process and subcontractor costs incurred on the solar energy systems and LED projects that are not fully completed at December 31, 2024 and December 31, 2023.

Prepaid expenses and other current assets include unpaid accrued rent from Sunspark Technology, Inc. ("Sunspark"), one of the Company's sub-lessees at its office in Riverside, California. Sunspark is also one of the Company's panel suppliers. On June 12, 2024, the Company entered into an offset agreement with Sunspark whereby Sunspark's unpaid rents, utilities and security allocations through June 30, 2024 of $638,000 was offset against the Company's accrued payables for the panels and other expenses of $601,000. Following the offset agreement, the remaining balance owed by Sunspark is approximately $197,000 at December 31, 2024.

10. Property and Equipment

Components of property and equipment, net are as follows:

	December 31, 2024	December 31, 2023
Automobiles	$723,703	$971,384
Furniture and equipment	1,375,634	1,396,936
Solar systems leased to customers	1,663,468	1,663,468
Leasehold improvements	2,287,650	2,343,815
Total property and equipment, gross	6,050,455	6,375,603
Less: accumulated depreciation and amortization	(5,849,566)	(6,084,187)
Total property and equipment, net	$200,889	$291,416

For the years ended December 31, 2024 and 2023, depreciation expenses were approximately $82,000 and $144,000, respectively.

11. Goodwill

The activity of goodwill is as follows:

	December 31, 2024	December 31, 2023
Balance – beginning of period	$7,584,779	$7,774,472
Effect of exchange rate	(122,891)	(189,693)
Asset impairment	(7,461,888)	-
Balance – end of period	$-	$7,584,779

During the years ended December 31, 2024, as a result of the continued  headwinds facing China's economy after the pandemic and the economic indicators seem to indicate further future contraction, all of which will have a direct impact on the Company's ability to generate new businesses in its China segment in the foreseeable future, accordingly the Company recognized a $7.5 million impairment loss related to goodwill that originated in its 2015 acquisitions ZHTH and ZHPB.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

12. Investments in Unconsolidated Solar Project Companies

The Company has a 30% non-controlling interest in three PRC companies that were project subsidiaries that performed EPC services.  Upon completion of the project, a 70% equity interest in the project subsidiary was transferred to the customer, with the customer having a first right of refusal to purchase the 30% interest in the project subsidiary during a specified period.  Upon the transfer of the 70% interest in these entities, the entities, which are referred to by the projects for which the Company’s China segment performed services, were de-consolidated and the Company’s 30% non-controlling interest is treated as an equity investment.  Activity in the Company’s 30% non-controlling investments in these entities’ solar project companies in the China segment for the years ended December 31, 2024 and December 31, 2023 is reflected in the following tables:

Investee	Investment Balance at December 31, 2023	Share of Investee’s Net Income	Effect of Exchange Rate	Investment Balance at December 31, 2024
Yilong #2	$4,213,276	$268,156	$(135,524)	$4,345,909
Xingren	2,031,774	103,741	(64,964)	2,070,551
Ancha	3,453,258	262,905	(111,735)	3,604,428
Total	$9,698,308	$634,802	$(312,223)	$10,020,888

Investee	Investment Balance at December 31, 2022	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at December 31, 2023
Yilong #2	$3,966,824	$343,240	$(96,788)	$4,213,276
Xingren	1,953,048	126,380	(47,654)	2,031,774
Ancha	3,134,887	394,861	(76,490)	3,453,258
Total	$9,054,759	$864,481	$(220,932)	$9,698,308

The following tables present the summary of the combined financial statements of the three solar  project companies in which the Company has a 30% equity interest as of December 31, 2024 and December 31, 2023, and for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Current assets	$23,521,069	$24,984,444
Non-current assets	68,737,593	76,024,387
Total assets	$92,258,662	$101,008,831

Current liabilities	$2,987,980	$9,775,803
Noncurrent liabilities	55,663,978	58,680,520
Members’ capital	33,606,704	32,552,508
Total liabilities and members’ capital	$92,258,662	$101,008,831

	Years Ended December 31,
	2024	2023
Revenue	$9,146,808	$11,216,922
Gross profit	4,109,153	5,081,846
Net income	$2,116,007	$2,880,439

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Revenue of these project companies is generated from the power purchase agreements with the PRC utility companies as well as government subsidies.

13. Financing Arrangements

As of December 31, 2024 and December 31, 2023, the Company had the following borrowings:

	December 31, 2024	December 31, 2023
Unsecured loan from unrelated party at 8.0% fixed interest due June 30, 2025	$2,000,000	$2,000,000
Unsecured loan from unrelated party at 12.0% fixed interest due June 30, 2025	900,000	-
Secured convertible notes payable at 4.0% per annum, due various dates through September 2029	16,550,000	16,250,000
EB-5 loans -see details below	11,000,000	17,000,000
Notes payable to SMX Property, a related party, at 8% per annum, due October 10, 2025	1,358,658	1,358,658
Total	31,808,658	36,608,658
Less: debt discount and debt issuance costs	(249,552)	(300,232)
Current portion	(18,028,658)	(22,038,658)
Noncurrent portion	$13,530,448	$14,269,768

Unsecured Loans

Unsecured loans include a loan of $2.0 million from an unrelated PRC individual at an interest rate of 8%, interest payable quarterly in arrears, a maturity date of June 30, 2025, and a short-term loan of $900,000 from another unrelated party at a fixed interest rate of 12% with a maturity of June 30, 2025.

Related party EB-5 financings

The Company’s borrowings under the EB-5 program from related parties consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Loan from Clean Energy Funding, LP	$3,500,000	$7,000,000
Loan from Clean Energy Funding II, LP	7,500,000	10,000,000
Total	11,000,000	17,000,000
Less: current portion	(4,000,000)	(10,000,000)
Noncurrent portion	$7,000,000	$7,000,000

On January 3, 2012, Clean Energy Fund, LP (“CEF”) entered into a secured loan agreement with SREP, a wholly owned subsidiary of the Company. Under the secured loan agreement, CEF agreed to make loans to SREP in an amount not to exceed $45.0 million, to be used to finance the installment purchases for customers of the solar energy systems. A total of $45.0 million was lent. The loan accrues interest at 3% per annum, payable quarterly in arrears. Each advanced principal amount is due and payable 48 months from the advance date or the U.S. Immigration Form I-829 approval date if later. The I-829 petition includes evidence that the immigrant investors successfully met all U.S. Citizenship and Immigration Services requirements of the EB‑5 program. As of December 31, 2024 and December 31, 2023, the principal loan balance was $3.5 million and $7.0 million, respectively.

On August 26, 2014, Clean Energy Funding II, LP (“CEF II”) entered into a secured loan agreement with LED, a wholly-owned subsidiary of the Company, for up to $13.0 million. A total of $10.5 million was lent. The proceeds of the loan were used by LED for its operations. The loan accrues interest at fixed interest rate of 3.0% per annum, payable quarterly in arrears. Each advance of principal is due and payable in 48 months or the U.S. Immigration Form I-829 approval date if longer. As of December 31, 2024 and December 31, 2023, the principal loan balance was $7.5 million and $10.0 million, respectively.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

The general partner of CEF and CEF II is Inland Empire Renewable Energy Regional Center (“IERE”). The principal members and managers of IERE consist of the Company’s chief executive officer and its former executive vice president, who is a 5% stockholder. A current director resigned from IERE in January 2024 and was not involved in its management.

Convertible Notes

The Company has issued 4% secured subordinated convertible notes to former limited partners of CEF and CEF II, pursuant to exchange agreements with the limited partners. The limited partners accepted the notes in lieu of cash payments of their capital contribution which resulted in a reduction of SREP’s and LED's notes to CEF and CEF II, respectively, in the same amount, reducing the outstanding EB-5 loan balance. Payment of the notes is secured by a security interest in SREP’s and LED's accounts and inventory, which are the same assets as secure the note to CEF and CEF II.  The convertible notes are payable in equal installments on the first, second, third, fourth and fifth anniversaries of the date of issuance. The convertible notes made prior to, or on or about the date of, the Company’s initial public offering are convertible into common stock at a conversion price equal to 80% of the public stock price of the Company’s common stock as defined in the convertible note, which is $3.20 per share. The convertible notes made after the Company’s initial public offering are convertible into common stock at a conversion price equal to 80% of the average closing price of the Company’s common stock for the ten trading days preceding the date of the exchange agreement with the limited partner which range from $0.66 to $9.07. The convertible notes may be converted into common stock at the first, second, third, fourth and fifth anniversaries of the date of issuance, but not earlier than six months from the date of the Company’s initial public offering or for convertible notes issued after the initial public offering, six months after the issuance of the notes.

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

During the year ended December 31, 2024, the Company issued convertible notes in the aggregate principal amount of $6.0 million pursuant to exchange agreements which resulted in a reduction of EB-5 notes in the principal amount of $6.0 million and recognized a gain on debt extinguishment of $303,000. During the year ended December 31, 2023, the Company issued convertible notes in the aggregate principal amount of $500,000 pursuant to exchange agreements which resulted in a reduction of EB-5 note in the principal amount of $500,000and recognized a gain on debt extinguishment of $27,000.

Notes Payable to SMX Property, LLC, a related party

On October 10, 2022, SMXP made unsecured loan to the Company of $944,077 and $414,581, for which the Company issued its 8% promissory notes due October 10, 2025, with interest payable quarterly.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

The $944,077 loan was used to pay the security deposit and lease obligations for one month owed to the new owner of the Company’s headquarters building under the new lease agreement.

The $414,581 note was issued in payment of lease obligations owing to SMXP by the Company for rent on the Company’s headquarters from June 1, 2022 to October 12, 2022.

David Hsu, the Company's chief executive officer and a director, and Ching Liu, formerly the Company's executive vice president and a director and currently a 5% stockholder, are the principal management group of SMXP. Simon Yuan, a director, has a non-controlling interest in SMXP and is not part of its management.

Interest Expense

For the years ended December 31, 2024 and 2023, interest expense incurred on the above long-term EB‑5 related party loans was approximately $400,000 and $531,000, respectively.

Total interest expense incurred (including interest on long-term related party loans) was approximately $1.6 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. The weighted average interest rate on loans outstanding was 4.0% and 3.7% as of December 31, 2024 and December 31, 2023.

Principal maturities for the financing arrangements as of December 31, 2024 are as follows:

For the year ending December 31,	Bank and Other Unsecured Loans	EB-5 Loans - Related Party	Notes Payable - Related Party	Convertible Notes	Total
2025	$2,900,000	$4,000,000	$1,358,658	$9,770,000	$18,028,658
2026	-	2,000,000	-	3,090,000	5,090,000
2027	-	3,000,000	-	1,690,000	4,690,000
2028	-	2,000,000	-	1,200,000	3,200,000
2029	-	-	-	800,000	800,000
Total	$2,900,000	$11,000,000	$1,358,658	$16,550,000	$31,808,658

14. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Customer deposits	$1,621,943	$2,487,227
Accrued operating and project payables	1,353,291	3,258,844
Payable to Uonone (See Note 16)	2,471,864	2,551,458
Accrued compensation expenses	3,282,481	4,480,343
Retainage payable to vendors	684,609	802,886
Preacquisition liability	1,470,295	1,517,639
Accrued settlement	276,428	276,428
Accrued warranty expense	540,756	248,508
VAT taxes payable	611,412	697,480
Income taxes payable	147,777	145,938
Refundable vendor bid deposits	13,703	14,145
Total accrued expenses and other payables	$12,474,559	$16,480,896

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Accrued Compensation

At December 31, 2024, accrued compensation includes $675,000 of compensation to the Company’s chief executive officer in connection with the cancellation in March 2019 of restricted stock grants and $1.8 million of accrued but unpaid compensation to the chief executive officer pursuant to his employment agreement.  At December 31, 2023, accrued compensation includes $675,000 of compensation to the Company’s chief executive officer in connection with the cancellation in March 2019 of restricted stock grants, $1.7 million of accrued but unpaid compensation to the chief executive officer pursuant to his employment agreement, $600,000 due to the former executive vice president, who is also a 5% stockholder, and one other employee in connection with the cancellation in March 2019 of restricted stock grants and $338,095 of deferred compensation to its former executive vice president, all of which was paid in March 2024.  The remaining balance relates to accrued unpaid commissions and accrued paid time off.

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

Accrued Settlement

In November 2022, the Company entered into a settlement agreement with two former limited partners of Clean Energy Funding L.P., pursuant to which the Company agreed to pay each of the limited partners a sum of $533,749.98, payable $50,000 at the time of the agreement execution and the remainder shall be paid in 14 quarterly installments of $34,533.57. At December 31, 2024 and December 31, 2023, the balance of the accrued settlement is $414,963 and $622,164, respectively, of which $276,000 represents the current portion of such liability at December 31, 2024.

Accrued Warranty

The activity of the warranty liability (included in other liabilities) for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
Balance – beginning of period	$2,175,487	$2,419,254
Provision for warranty liability	410,108	639,279
Expenditures and adjustments	(431,321)	(225,868)
Reversal of UE Solar accrual	-	(650,962)
Effect of exchange rate	(7,752)	(6,216)
Balance – end of period	2,146,522	2,175,487
Less: current portion (accrued expenses and other payables)	(540,756)	(254,508)
Non-current portion (other liabilities)	$1,605,766	$1,920,979

Preacquisition Liability

As part of the April 2015 acquisition of ZHPV, the Company assumed a liability associated with the former ZHPV project consisting of reimbursement of project expenses to an unrelated third-party including reimbursement of certain land rental expenses and land use taxes estimated at a total of approximately RMB 10.7 million ($1.6 million at December 31, 2024). The Company expects to negotiate to offset the entire liability with the unpaid contract receivables and reimbursements from the third party. All the receivables and reimbursements were previously fully reserved by the Company.

15. Concentrations

Major Customers

For the years ended December 31, 2024 and 2023, there were no customers that accounted for 10% or more of the Company’s revenues.

Major Suppliers

During the years ended December 31, 2024 and 2023 , one supplier in the U.S. segment accounted for purchases of $4.0 million, or 11.9%, and purchases of $4.9 million, or 12.0%, respectively.  During the year ended December 31, 2024, another supplier in the U.S. segment accounted for purchases of $4.0 million, or 11.9%.  No other supplier accounted for 10% or more of the Company’s purchases in either period.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

16. Acquisition Contingencies and Other Payable to Uonone Group

Effective on May 12, 2016, in conjunction with the execution of the amendment to the April 2015 share exchange agreement to acquire ZHPV, ZHPV entered into a debt settlement agreement (the “Debt Settlement Agreement”) with one of the former owners of ZHPV, Uonone Group Co., Ltd., (“Uonone Group”), pursuant to which ZHPV and Uonone Group agreed to settle a list of pending business transactions from December 31, 2012 to December 31, 2015, pursuant to which Uonone Group agreed and had paid ZHPV a total amount of RMB 8,009,716. An additional contingent liability related to estimated costs of a project known as Ningxia project completed by ZHPV prior to the Company’s acquisition of ZHPV of approximately RMB 3.0 million (or approximately $437,000) was also included as a receivable from Uonone Group (see Note 9 – Other Receivables and Current Assets, Net) with the corresponding liability recognized by the Company on the date of acquisition.

As of December 31, 2021, Uonone Group had repaid all the amounts agreed to under the debt settlement agreement except for the RMB 3.0 million contingent receivable from Uonone Group discussed above. Uonone Group’s obligation on the contingent receivable does not arise until and unless the Company becomes obligated to pay the contingent liability. At December 31, 2023, the Company had no payment obligations with respect to the assumed contingent liability and accordingly, Uonone Group had no obligation to the Company with respect to the contingent receivable.

Under the debt settlement agreement, any legal settlement proceeds, less fees and expenses, received by ZHPV related to the projects completed prior to the April 2015 business combination would be repaid to the Uonone Group. During the year ended December 31, 2024 the Company did not receive any additional legal settlement proceeds, nor did the Company make any payments to Uonone.

At both December 31, 2024 and December 31, 2023, the amount payable to Uonone, was approximately RMB 18.0 million ($2.5 million).

17. Related Party Transactions

See Note 13 for related party lease and loan transactions and Note 18 for the termination of related party lease.

18. Commitments and Contingencies

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

Related Party Lease Agreements

Effective March 31, 2024, the Company terminated its lease with Fallow Field, LLC, a related party, for office space in Diamond Bar, California.  In conjunction with the early lease termination, the Company reported a gain on the lease termination of approximately $77,000. Related party rent expense related to Fallow Field was $36,436 for the year ended December 31, 2024. The Company recognized a gain of approximately $4,200 for the early termination and amendment of the leases and derecognized an ROU asset of approximately $478,000 and a lease liability of approximately $520,000 on the consolidated balance sheet. Also for the amendment of one of the leases, the Company recognized an additional $221,000 for an ROU asset, in relation to the extended lease term, and a corresponding lease liability of approximately $254,000 on the consolidated balance sheet.

Future minimum lease commitments as of December 31, 2024, are as follows:

For the year ending December 31,	Total
2025	$1,760,055
2026	1,768,488
Total	$3,528,543

For the years ended December 31, 2024 and 2023, rent expense for offices, warehouse facilities and equipment, including rental expense for related party leases, was approximately $1.8 million and $1.5 million, respectively. These amounts include short-term leases and variable lease costs, which are immaterial.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

As of December 31, 2024, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

For the year ending December 31,	Total
2025	$1,725,564
2026	1,768,488
Total minimum lease payments	3,494,052
Less: Interest	(210,638)
Present value of lease obligations	3,283,414
Less: current portion	(1,571,084)
Noncurrent portion	$1,712,330

Other information related to leases is as follows:

As of December 31, 2024
Weighted average remaining lease term (in years)	2
Weighted average discount rate	8.00%

Between September and October 2022, the Company entered into subleases with three unrelated companies for portions of office space through December 31, 2022 and one other unrelated company through March 31, 2024.  For the years ended December 31, 2024 and 2023, the total sublease income recognized totaled approximately $982,000 and $1.1 million, respectively. The sublease income is recognized as an offset to operating lease costs reported in general and administrative expenses. At December 31, 2024, the Company has two tenants and both are on a month-to-month lease. At December 31, 2024, the Company has security deposits payable of approximately $71,000.

The following table summarizes the Company’s operating lease cost for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Operating lease cost	$1,731,244	$1,825,715
Short-term lease cost	39,978	188,927
Less: Sublease income	(981,509)	(1,136,516)
Operating lease cost, net	$789,713	$878,126

Employment Agreements

On October 7, 2016, the Company entered into an employment agreement with its chief executive officer for a five-year term commencing on January 1, 2017 and continuing on a year-to-year basis unless terminated by the Company or the executive on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an initial annual salary of $600,000 and $560,000, respectively, with an increase of not less than 3% on January 1st of each year, commencing January 1, 2018, and an annual bonus payable in restricted stock and cash, commencing with the year ending December 31, 2017, equal to a specified percentage of consolidated revenues for each year. The bonus is based on a percentage of consolidated revenue in excess of $30 million, ranging from $250,000 for revenue in excess of $30 million but less than $50 million, to 1.0% of revenue in excess of $300 million. The agreement provides for severance payments equal to one or two times, depending on the nature of the termination, of the highest annual total compensation of the three years preceding the year of termination, multiplied by the number of whole years the executive has been employed by the Company, which commenced in February 2008.

The Company entered into a consulting agreement dated October 1, 2020 with the Company’s former executive vice president, who is also a major stockholder,  pursuant to which the Company engaged her as a consultant for a term ending December 31, 2022, and continuing thereafter on a month-to-month basis for monthly compensation of $3,000. The options previously granted to the former executive vice president continue in effect according to their terms as long as she remains a consultant.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

19. Stockholders’ Equity

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

Elimination of Forfeiture Provisions of Options and Stock Grants

During the years 2015 to 2019, the Company granted shares of restricted stock and incentive stock options to employees and consultants, of which 264,650 shares of restricted stock and incentive stock options to purchase 5,898,137 shares were outstanding at the date of the Company’s initial public offering. Under the terms of the restricted stock and incentive stock options, the restricted stock and options became vested and non-forfeitable upon the completion of the Company’s initial public offering, which occurred on February 12, 2024, the effective date of the registration statement relating to the Company’s initial public offering. Under GAAP, upon the completion of the initial public offering, the value of the restricted stock as well as the incentive stock options is treated as compensation expense in the period in which the restricted stock and incentive stock options become non-forfeitable and are deemed to have met the performance-based indicator (i.e., the completion of the initial public offering). Using the Black Scholes valuation method, the fair value of the incentive stock options at the time of the Company’s initial public offering was approximately $18.5 million, which is stock-based compensation that does not reflect a cash expense, of which approximately $1.3 million is included in cost of revenues and $17.2 million is included in general and administrative expense.

Restricted Stock

As of December 31, 2023, total unrecognized compensation costs for outstanding restricted stock awarded was estimated at $1.3 million, based on the estimate of the then most recent price at which shares were sold of $5.01 per share.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

The following table below summarizes the activity of the restricted stock shares:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	264,650	5.01
Nonvested as of December 31, 2023	264,650	5.01
Outstanding at December 31, 2024	-	-
Nonvested as of December 31, 2024	-	-

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

A summary of option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,295,858	4.96	4.5	-
Nonvested as of December 31, 2023	5,946,320	5.01	4.7	-
Exercisable as of December 31, 2023	349,538	4.15	2.5	300,000
Granted	-	-	-	-
Exchanged	-	-	-	-
Exercised	(49,934)	-	-	-
Cancelled or forfeited	(50,181)	-	-	-
Outstanding at December 31, 2024	6,195,743	4.93	4.3	-
Nonvested as of December 31, 2024	-	-	-	-
Exercisable as of December 31, 2024	6,195,743	4.93	4.3	-

Forfeitures are accounted for as actual forfeitures occur.

The aggregate intrinsic value represents the total pretax intrinsic value. The aggregate intrinsic values as of December 31, 2023 are based upon the value per share of $5.01, which was the latest sale price of the Company’s common stock in May 2018.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Non-vested Option Awards

The following table summarizes the Company’s nonvested option awards activity:

Balance at December 31, 2023	$5,946,320
Granted	-
Exchanged	-
Forfeited	(48,183)
Vested	(5,898,137)
Balance at December 31, 2024	$-

As a result of the Company’s completion of its initial public offering, all the stock options which are performance-based awards are vested and compensation cost of $18.5 million related to such stock options was recognized for the year ended December 31, 2024 as the performance condition of such awards, which was the completion of the Company' initial public offering, had been met. The compensation cost of $17.2 million is determined using the Black Scholes model that includes key assumptions for each grant of options as follows: volatility ranging from 54.34% to 67.75%, the risk-free interest rate ranging from 1.55% to 2.34%, and an expected term ranging from 5 to 6.5 years. For the year ended December 31, 2024, approximately $1.3 million and $15.9 million of compensation cost resulting from the termination of the forfeiture provision of the options was charged to cost of revenue and general and administrative expenses, respectively. During the years ended December 31, 2024 and 2023, no vested options to purchase shares of common stock were cancelled. No nonvested options to purchase common stock were cancelled during the year ended December 31, 2023.

20. Income Taxes

The components of the pretax income (loss) from operations for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
Domestic (U.S. Segment)	$(25,131,654)	$(18,674)
Foreign (PRC Segment)	(8,166,852)	389,266
Income (loss) before income taxes	$(33,298,506)	$370,592

The income tax provisions (benefits) for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
Current
U.S. federal	$-	$-
State and local	6,000	6,000
Foreign (PRC Segment)	(173,904)	14,000
Total current income tax expense (benefit)	(167,904)	20,000
Deferred
U.S. federal	-	-
State and local	-	-
Foreign (PRC Segment)	1,831,734	(84,194)
Total deferred income tax expense (benefit)	1,831,734	(84,194)
Income tax expense (benefit)	$1,663,830	$(64,194)

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Significant components of the deferred tax assets and liabilities for federal income taxes as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Rate	Amount	Rate	Amount
Income taxes at statutory rates	21.00%	$(6,992,686)	21.00%	$77,825
State income tax, net of federal benefit	4.05%	(1,348,747)	15.86%	58,762
Foreign rate differential	0.08%	(26,723)	13.19%	48,882
Non-deductible interest	(0.53)%	177,673	47.08%	174,494
Other permanent items	(0.04)%	13,621	2.57%	9,532
Goodwill impairment	(4.71)%	1,566,997	-%	-
Section 162(m) adjustment	(2.37)%	788,746	-%	-
Stock-based compensation	(0.05)%	17,694	-%	-
Subpart F	(0.02)%	6,721	2.99%	11,094
State rate change	(0.05)%	16,231	2.02%	7,479
Return-to-provision true-up	0.22%	(73,256)	42.49%	157,457
Change in valuation allowance	(22.43)%	7,469,750	(186.99)%	(692,977)
Other adjustment	(0.15)%	47,809	22.47%	83,258
	(5.00)%	$1,663,830	(17.32)%	$(64,194)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets
Investment credit	$1,037,362	$1,037,362
Net operating loss carryforwards	16,836,965	14,512,494
Stock-based compensation and accrued bonus	4,078,345	478,128
Depreciation	62,445	63,519
Operating lease liabilities	907,557	1,552,194
Contract accounting	3,029,238	3,096,586
Other	1,396,714	1,677,624
Total deferred tax assets	27,348,626	22,417,907
Valuation allowance	(25,132,983)	(17,666,794)
Total deferred tax assets, net of allowance	2,215,643	4,751,113
Deferred tax liabilities
Operating lease right-of-use assets	(878,693)	(1,506,457)
Contract Accounting	(2,957,445)	(3,055,426)
Total deferred tax liabilities	(3,836,138)	(4,561,883)
Deferred tax assets (liability), net	$(1,620,495)	$189,230

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $25.1 million as of December 31, 2024 as it does not believe it is more likely than not that certain deferred tax assets will be realized primarily due to the generation of pre-tax book losses in the current year, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $7.5 million during the year ended December 31, 2024.

As of December 31, 2024, the Company had federal and state tax net operating loss ("NOL”) carryforwards of $57.5 million, and $64.1 million, respectively. The federal NOL generated in 2018 and after for the amount of $35.1 million will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. The remaining federal and state NOL carryforwards will begin to expire in 2031, and the state NOL carryforwards will begin to expire in 2032 unless previously utilized.  The Company also had China NOL carryforwards of $1.3 million as of December 31, 2024.  The China NOL will begin to expire in 2027, unless previously utilized.  In addition, as of December 31, 2024 the Company had investment tax credits of $1.0 million, for building qualifying energy properties and projects under IRC section 48, which will expire in 2034.

The above NOL carryforwards and the investment tax credit carryforwards are subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions that limit the amount NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has performed an IRC Section 382 as of December 31, 2020, in which it was determined that no significant change in ownership had occurred.  In addition, the Company has not experienced the ownership change greater than 50% subsequent to December 31, 2020 and up to 2024.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Unrecognized tax benefits – beginning	$2,137,790	$2,137,790
Increases (decreases) related to current year tax positions	-	-
Increases (decreases) related to prior year tax positions	-	-
Expiration of the statute of limitations for the assessment of taxes	-	-
Other	-	-
Unrecognized tax benefits – ending	$2,137,790	$2,137,790

Included in the balance of unrecognized tax benefits as of December 31, 2024, is $1.9 million that, if recognized, would not impact the Company's income tax benefit or effective tax rate as long as the deferred tax asset remains subject to a full valuation allowance.  The Company does not foresee material changes to its liability for uncertain tax benefits within the next twelve months.

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's balance sheets as of December 31, 2024 and has not recognized interest and/or penalties in the Statement of Operations for the year ended December 31, 2024.

The company is subject to taxation in the United States, various state jurisdictions and China. Due to the existence of federal, state, and foreign net operating loss and credit carryovers, the Company's tax years that remain open and subject to examination by tax jurisdiction are years 2011 forward for federal and years 2012 and forward for the state.

The Company’s PRC subsidiaries are subject to a 25% statutory income tax rate according to the PRC's income tax laws. Tax regulations are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All tax positions taken, or expected to be taken, continue to be more likely than not ultimately settled at the full amount claimed. The Company's PRC subsidiaries' tax filings are subject to the  PRC tax bureau’s examination for a period up to five years. These subsidiaries are not currently being examined by the PRC tax bureau.

As of December 31, 2024, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes. The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. In the event the Company is required to repatriate funds from outside of the U.S., such repatriation would be subject to local laws, customs, and tax consequences. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

21. Net Income (Loss) Per Share

The following table presents the calculation of the Company's basic and diluted net income (loss) per share for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Numerator
Net income (loss)	$(34,962,336)	$434,786

Denominator
Weighted average shares used to compute net loss per share, basic	44,342,876	39,735,536
Weighted average shares used to compute net loss per share, diluted	44,342,876	40,025,153
Basic net income (loss) per share	$(0.79)	$0.01
Diluted net income (loss) per share	$(0.79)	$0.01

For the year ended December 31, 2024, outstanding options to purchase 6,195,743 shares of common stock and  5,934,756 shares issuable upon conversion of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those shares would be anti-dilutive.

For the year ended December 31, 2023, outstanding options to purchase 6,295,858 shares of common stock and 5,079,111 shares issuable upon conversion of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those shares would be anti-dilutive.

22. Segment Reporting

The Company operates under two operating segments, the United States and China. The chief operating decision maker ("CODM") is the Chief Executive Officer. As of January 1, 2024, the Company has determined that it has one reporting segment which is the United States. The Company’s operation in China have not generated significant revenues since 2022 and is no longer considered a reporting segment. The CODM regularly reviews operations and financial performance at the consolidated level and uses net income (loss) to allocate resources (including labor, technology and capital resources) for the single reporting segment to make decisions regarding annual budget, entering new markets, marketing decisions, pursuing new business, and driving the Company's mission.

The following table shows the operations of the Company’s reporting segment for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Segment revenue
Solar energy systems	$16,675,612	$49,204,671
Battery only sales	1,136,065	1,226,868
LED operations	4,737,254	3,054,998
	22,548,931	53,486,537
Reconciliation of revenue
Finance revenue	336,937	529,461
Other non-core revenue	101,013	123,332
	22,986,881	54,139,330
Less
Direct and indirect costs	10,949,411	22,467,201
Subcontractor costs	2,154,031	5,849,413
Commissions and lender fees	2,805,218	8,595,460
Compensation and benefits	6,991,057	9,454,865
Leasing and rental expense	752,086	750,414
Insurance expense	1,041,734	1,054,583
Selling and marketing expense	517,058	1,153,244
Professional services	1,658,190	1,556,167
	(3,881,904)	(3,257,983)
Reconciliation of segment profit or loss
Other corporate overhead expense	1,238,470	1,276,379
Provision for various reserves	620,236	779,424
Stock-based compensation	18,536,184	-
Interest expense, net	1,094,244	1,562,360
Other (gains) and other (income), net	(239,384)	(346,237)
China goodwill impairment	7,461,888	-
China other expenses	699,060	(389,267)
Elimination adjustment	5,904	4,732
Income before income taxes	$(33,298,506)	$370,592

23. Subsequent Events

On March 19, 2025, the Company issued to an accredited investor 561,798 shares of common stock at $0.89 per share, reflecting a 25% discount from the market price of the common stock, for a total purchase price of $500,000.  No broker was involved in the sale.  The proceeds from the sale are being used for working capital.

The Company has evaluated subsequent events through the date the December 31, 2024 consolidated financial statements were issued, and no other events require adjustment of, or disclosure in, the consolidated financial statements.

Condensed Financial Information of Parent

Condensed Balance Sheets

As of December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$20,244	$107,822
Other current assets	488,473	1,900,679
Inventories, net	64,723	44,544
Short-term investments	5,700,000	-
Total current assets	6,273,440	2,053,045
Due from affiliates	30,192,630	42,825,769
Other assets	4,043,284	5,567,391
Total assets	$40,509,354	$50,446,205

Liabilities and stockholders' deficit
Current liabilities:	$3,424,405	$4,957,223
Long-term debt, current	2,000,000	2,000,000
Total current liabilities	5,424,405	6,957,223
Long-term debt, noncurrent	1,358,658	24,958,658
Losses in excess of invested capital in unconsolidated subsidiaries	46,943,931	30,555,520
Other liabilities	1,861,302	3,862,633
Total liabilities	55,588,296	66,334,034
Stockholders’ deficit:
Preferred stock	-	-
Common stock	46,532	40,984
Additional paid-in capital	91,889,317	55,786,634
Treasury stock	(1,979,294)	(1,808,889)
Accumulated deficit	(103,586,305)	(68,623,970)
Accumulated other comprehensive loss	(1,449,192)	(1,282,588)
Total stockholders’ deficit	(15,078,942)	(15,887,829)
Total liabilities and stockholders’ deficit	$40,509,354	$50,446,205

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Condensed Financial Information of Parent

Condensed Statement of Operations

For the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
Trade sales	$-	$1,909,689
Management fee income	2,455,855	5,661,812
Total Revenues	2,455,855	7,571,501
Cost of revenues (includes stock-based compensation expense of $1,264,690 for the year ended December 31, 2024)	1,218,342	2,524,006
Gross profit	1,237,513	5,047,495
Expenses:
General and administrative (includes stock-based compensation expense of $17,271,494 for the year ended December 31, 2024)	19,852,421	2,784,317
Interest income	(464,952)	(7,365)
Interest expense	257,867	217,054
Other income (expense), net	329,907	263,113
Total expenses	19,975,243	3,257,119
Income (loss) before equity in losses of affiliates	(18,737,730)	1,790,376
Equity in losses of affiliates	(16,221,806)	(1,352,790)
Income (loss) before income taxes	(34,959,536)	437,586
Income tax provision (benefit)	2,800	2,800
Net income (loss)	$(34,962,336)	$434,786

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Condensed Financial Information of Parent

Condensed Statement of Cash Flows

For the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$(13,179,446)	$(69,960)
Net cash provided by (used in) investing activities	(6,385,171)	-
Net cash provided by (used in) financing activities	19,477,038	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	(87,579)	(69,960)
Cash, cash equivalents, and restricted cash, beginning of year	107,823	177,783
Cash, cash equivalents, and restricted cash, end of year	$20,244	$107,823

Supplemental disclosures of cash flow information:
Interest paid in cash	111,512	217,054
Income taxes paid (received) in cash	-	551

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Condensed Financial Information of Parent

Notes to Condensed Financial Statements

For the Years Ended December 31, 2024 and 2023

1. Basis of Presentation

The accompanying condensed financial statements of SolarMax Technology, Inc. ("Parent”) should be read in conjunction with the consolidated financial statements and notes thereto of SolarMax Technology, Inc. and Subsidiaries (the "Company”). Parent’s significant accounting policies are consistent with those of the Company.

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

Headquarter Rent Expense Allocation

During the years ended December 31, 2024 and 2023, the total rent expense of the headquarters was $1,694,808 and $1,694,808, respectively, of which $1,257,786 and $847,818, respectively, was allocated to United States subsidiaries, based on the estimated square feet occupied by employees and other personnel assigned to such subsidiaries.

Intercompany receivables and payables

Currently, Parent does not have any plans to settle the receivables from and payables to its various subsidiaries. Accordingly, Parent reports the balances in the receivables from and payables to subsidiaries in its investments in subsidiaries.

