Form 10-Q
period 2025-03-31
SolarMax Technology, Inc.
filed 2025-05-16
CIK 1519472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 47,407,607  shares outstanding as of May 12, 2025

FORWARD-LOOKING STATEMENTS

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Forward-Looking Statements,” “Item 1A. Risks Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Part I - Financial Information

Item 1. Unaudited Financial Statements

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$596,251	$786,333
Accounts receivable, net	4,282,434	4,231,575
Short-term investments	6,247,506	6,337,574
Contract assets, net	761,951	474,280
Receivable from SPIC, net	2,979,695	2,963,272
Customer loans receivable, current, net	1,203,641	1,287,397
Inventories, net	2,296,891	1,302,568
Deferred project costs	1,631,444	1,841,509
Other receivables and current assets, net	1,552,665	1,725,351
Total current assets	21,552,478	20,949,859
Property and equipment, net	181,947	200,889
Operating lease right-of-use assets	2,802,624	3,178,978
Investments in unconsolidated solar project companies	10,062,137	10,020,888
Customer loans receivable, noncurrent, net	2,799,359	3,076,186
Restricted cash, noncurrent	277,668	276,744
Other assets	915,212	926,347
Total assets	$38,591,425	$38,629,891

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$3,946,419	$2,665,721
Operating lease liabilities, current	1,607,711	1,571,084
Unsecured loans, current	2,900,000	2,900,000
Secured loans from related parties, current	7,358,658	5,358,658
Secured convertible notes, current	10,720,000	9,770,000
Accrued expenses and other payables	12,487,574	12,474,559
Total current liabilities	39,020,362	34,740,022
Operating lease liabilities, noncurrent	1,293,806	1,712,330
Secured loans from related parties, noncurrent, net of debt discount and issuance costs	5,000,000	7,000,000
Secured convertible notes, noncurrent, net of debt discount and issuance costs	5,562,457	6,530,448
Deferred tax liability	1,559,704	1,620,495
Other liabilities	2,029,501	2,105,538
Total liabilities	54,465,830	53,708,833
Commitments and contingencies (Note 18)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, par value $0.001 per share; 297,225,000 shares authorized, 47,094,153 and 46,532,355 shares issued as of March 31, 2025 and December 31, 2024, respectively, and 45,832,658 and 45,270,860 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	47,094	46,532
Additional paid-in capital	92,388,755	91,889,317
Treasury stock, at cost, 1,248,345 shares at March 31, 2025 and December 31, 2024	(1,979,294)	(1,979,294)
Accumulated deficit	(104,882,547)	(103,586,305)
Accumulated other comprehensive loss	(1,448,413)	(1,449,192)
Total stockholders’ deficit	(15,874,405)	(15,078,942)
Total liabilities and stockholders’ deficit	$38,591,425	$38,629,891

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three and Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024

Revenues	$6,927,469	$5,764,074
Cost of revenues (includes stock-based compensation expense of $1,264,690 for the three months ended March 31, 2024)	5,508,398	6,228,481
Gross profit	1,419,071	(464,407)
Operating expenses:
General and administrative (includes stock-based compensation expense of $15,945,597 for the three months ended March 31, 2024)	2,495,563	18,251,110
Selling and marketing	79,012	165,222
Total operating expense	2,574,575	18,416,332
Operating income (loss)	(1,155,504)	(18,880,739)
Other income (expense):
Interest income	120,205	15,792
Interest expense	(369,403)	(384,363)
Equity in income (loss) of solar project companies	(14,260)	60,163
Gain on debt extinguishment	-	53,642
Gain on early termination of lease	-	77,207
Other income (expense), net	59,086	(208,688)
Total other income (expense)	(204,372)	(386,247)
Income (loss) before income taxes	(1,359,876)	(19,266,986)
Income tax provision (benefit)	(63,634)	4,801
Net income (loss)	$(1,296,242)	$(19,271,787)
Net income (loss) per share
Basic	$(0.03)	$(0.46)
Diluted	$(0.03)	$(0.46)
Weighted average shares used to compute net income (loss) per share
Basic	44,417,782	41,461,502
Diluted	44,417,782	41,461,502

See accompanying notes to condensed consolidated financial statements.

5

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024

Net income (loss)	$(1,296,242)	$(19,271,787)
Other comprehensive income (loss)
Foreign currency translation adjustments	779	(207,957)
Total comprehensive income (loss)	$(1,295,463)	$(19,479,744)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid- In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2024	-	$-	46,532,355	$46,532	$91,889,317	(1,261,495)	$(1,979,294)	$(103,586,305)	$(1,449,192)	$(15,078,942)
Shares issued	-	-	561,798	562	499,438	-	-	-	-	500,000
Net income (loss)	-	-	-	-	-	-	-	(1,296,242)	-	(1,296,242)
Currency translation adjustments	-	-	-	-	-	-	-	-	779	779
Balance at March 31, 2025 (Unaudited)	-	$-	47,094,153	$47,094	$92,388,755	(1,261,495)	$(1,979,294)	$(104,882,547)	$(1,448,413)	$(15,874,405)

	Preferred Stock		Common Stock		Additional Paid- In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2023	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,623,969)	$(1,282,588)	$(15,887,828)
Stock-based compensation					17,210,288					17,210,288
Shares issued on warrants exercised			207,311	207	(207)					-
Initial public offering			5,039,950	5,040	18,571,997					18,577,037
Public offering costs previously capitalized					(1,004,991)					(1,004,991)
Net income (loss)	-	-	-	-	-	-	-	(19,271,787)	-	(19,271,787)
Currency translation adjustments	-	-	-	-	-	-	-	-	(207,957)	(207,957)
Balance at March 31, 2024 (Unaudited)	-	$-	46,231,142	$46,231	$90,563,721	(1,248,345)	$(1,808,889)	$(87,895,756)	$(1,490,545)	$(585,238)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024

Operating activities
Net income (loss)	$(1,296,242)	$(19,271,787)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	18,954	23,917
Amortization of loan discounts on customer loan receivables	-	(1,760)
Amortization of convertible note discount and debt issuance costs	32,009	47,090
Amortization of operating lease right-of-use assets	376,354	368,659
Provision for (recovery of) credit losses and loan losses	11,683	60,986
Provision for excess and obsolete inventories	14,249	34,883
Provision for warranty and production guaranty	102,165	61,466
Equity in loss (income) of investment in excess of distribution received	14,260	(60,163)
Deferred income tax provision	(69,633)	(1,199)
Gain on disposal of property and equipment	-	(14,472)
Gain on debt extinguishment	-	(53,641)
Gain on early termination of lease	-	(77,207)
Stock-based compensation	-	17,210,288
Changes in operating assets and liabilities:
Accounts Receivable	(43,997)	114,796
Contract Assets	(287,671)	256,510
Customer loans receivable	363,206	635,972
Inventories	(1,008,572)	58,067
Other receivables and current assets	385,105	(69,131)
Other assets	11,135	(29,881)
Accounts payable	1,280,776	(1,341,992)
Operating lease liabilities	(381,897)	(363,865)
Accrued expenses and other payables	50,798	(3,756,336)
Other liabilities	(173,816)	(231,494)
Net cash provided by (used in) operating activities	(601,134)	(6,400,294)

Investing activities
Purchase of short-term investments	-	(7,000,000)
Proceeds from short-term investments	93,417	-
Proceeds from disposal of property and equipment	-	14,473
Net cash provided by (used in) investing activities	93,417	(6,985,527)
Financing activities
Accrued settlement	(69,067)	-
Net proceeds from initial public offering	-	18,577,037
Proceeds from sale of common stock	500,000	-
Principal payment on convertible notes	(50,000)	(3,000,000)
Repayment on equipment capital lease	(4,384)	(4,222)
Net cash provided by (used in) financing activities	376,549	15,572,815
Effect of exchange rate	(57,990)	205,481
Net increase (decrease) in cash, cash equivalents, and restricted cash	(189,158)	2,392,475
Cash, cash equivalents, and restricted cash, beginning of period	1,063,077	2,893,816
Cash, cash equivalents, and restricted cash, end of period	$873,919	$5,286,291

Supplemental disclosures of cash flow information:
Interest paid in cash	$392,047	$540,248
Income taxes paid in cash	$14,230	$-

Non-cash activities for investing and financing activities:
Reversal of previously capitalized offering cost upon IPO	$-	$658,564
Convertible notes issued to non-related parties in connection with cancellation of EB-5 loans	$-	$2,000,000

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024 (Continued)

	As of March 31,
	2025	2024

Cash balance at the beginning of the year:
Cash and cash equivalents	$786,333	$2,539,312
Restricted cash, noncurrent	276,744	354,504
	$1,063,077	$2,893,816

Cash balance at the end of the year:
Cash and cash equivalents	$596,251	$4,929,781
Restricted cash, noncurrent	277,668	356,510
	$873,919	$5,286,291

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

1. Description of Business

SolarMax Technology, Inc. and subsidiary companies (the “Company”) is an integrated solar and renewable energy company. A solar energy system retains the direct current (DC) electricity from the sun and converts it to alternating current (AC) electricity that can be used to power residential homes and commercial businesses. The solar business is based on the ability of the users of solar energy systems to save on energy costs and reduce their carbon imprint as compared with power purchased from the local electricity utility company. The Company was founded in 2008 to engage in the solar business in the United States of America, where its business is primarily conducted. The Company’s primary business consists of the sale and installation of photovoltaic and battery backup systems for residential and commercial customers and sales of LED systems and services to government and commercial users.

In 2015, the Company commenced operations in the People’s Republic of China (the “PRC”) with the acquisition of two subsidiaries, Chengdu Zhonghong Tianhao Technology Co., Ltd. (together with its subsidiaries, "ZHTH”), and Jiangsu Zhonghong Photovoltaic Electric Co., Ltd. ("ZHPV”).  The Company did not generate any revenue from its China segment subsequent to 2021, and the China segment does not have any projects or agreements as of the date of the issuance of this report.  All of the Company’s revenue for the three months ended March 31, 2025 and 2024 was generated by the United States segment, and all of the cost of revenue related to the United States segment.

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

The aggregate gross proceeds from the offering were approximately $20.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. Net proceeds from the Company’s initial public offering of approximately $18.6 million reflects the gross proceeds net of underwriting discounts, the non-accountable expense allowance, accountable expenses of the underwriters that were paid by the Company and other expenses that were deducted from gross proceeds at the closing.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 and for any other interim period or other future year.

Principles of Consolidation

Amounts reported in the condensed consolidated financial statements are stated in U.S. dollars, unless stated otherwise. The functional currency of the Company’s PRC subsidiaries is the Chinese renminbi (“RMB”). These transactions are translated from the local currency into U.S. dollars at exchange rates during or at the end of the reporting period. All significant intercompany accounts and transactions have been eliminated in consolidation.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.  These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include the cost-based inputs to estimate revenues on long-term construction contracts, the collectability of accounts receivable and loans receivable, the receivable from SPIC and loans receivable, the value of investments in unconsolidated solar project companies, the value and collectability of short-term investments, the useful lives and impairment of property and equipment, goodwill, the fair value of stock options granted and stock-based compensation expense, warranty and customer care reserve, the valuation of deferred tax assets, inventories and provisions for income taxes. Actual results could differ materially from those estimates.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company’s history of net losses and negative cash flow from operating activities, including its net loss and negative cash flow for the three months ended March 31, 2025, along with its increased accumulated deficit and stockholders’ deficit raise substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2025, the Company reported a working capital deficit of approximately $17.5 million.  In addition, the Company's accumulated deficit was approximately $104.9 million and the stockholders’ deficiency was approximately $15.9 million. In connection with these condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities, and significant current debt.

As of March 31, 2025, the Company’s principal sources of liquidity consisted of approximately $596,000, of cash and cash equivalents, and estimated cash generated by the Company's operations. The Company believes its current cash balances coupled with anticipated cash generated from operations will be sufficient to meet the Company’s working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements, excluding approximately $21.0 million of debt that is due in the next twelve months which the Company is seeking to have exchanged for five-year convertible notes. Management is focused on expanding the Company’s existing business, as well as its customer base to expand its marketing to commercial solar installations in the United States. The Company is looking to continue to negotiate an exchange of a large portion of the approximately $6.0 million of the current portion of long-term related party loans for convertible notes that mature in periods beyond one year. The Company cannot predict whether it will be successful in these efforts or whether it will be necessary to change the proposed terms of any such exchanges.

As a result of the above, there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption, or obtain the exchange of any of its current debt for secured convertible debt and thus maintain sufficient cash balances for its planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. If the Company generates business for its China segment, and no assurance can be given that it will be successful in such efforts, any revenue and cash flow from the Company’s China  segment would be irregular because of the timing of solar projects and the significant funding requirements for its operations, particularly during periods when there is little or no revenue or cash flow from projects. As of March 31, 2025, the Company did not have any agreements for its China segment and was not in negotiation with respect to any agreement. The Company is likely to require additional capital in the future. In view of the foregoing and the low price of the Company’s common stock and the possibility that the common stock may be delisted from Nasdaq, the Company cannot assure that it will be able to raise additional capital on acceptable terms, if at all.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposit accounts and highly liquid investments purchased with an original maturity of three months or less. The standard insurance coverage for non-interest bearing transaction accounts in the U.S. is $250,000 per depositor under the general deposit insurance rules of the Federal Deposit Insurance Corporation. The standard insurance coverage for non-interest bearing transaction accounts in the PRC is RMB 500,000 (approximately $69,000) per depositor per bank under the applicable Chinese general deposit insurance rules.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Short-term Investments

Short-term investments consist of short-term note receivables with maturities of 12 months or less.

Restricted Cash

Restricted cash includes cash held to collateralize ACH transactions and outstanding credit card borrowing facilities.

Restricted cash at March 31, 2025 and December 31, 2024 consisted of:

	March 31, 2025	December 31, 2024

Deposit held by a US financial institution as collateral for ACH transactions and business credit cards – US Segment	$277,668	$276,744

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

Customer Loans Receivable

In the U.S. segment, prior to 2021, the Company offered its customers who meet the Company’s credit eligibility standards the option to finance the purchase of solar energy systems through installment loans underwritten through SolarMax Financial. All loans are secured by the solar energy systems or other projects being financed. The outstanding customer loan receivable balance is presented net of an allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on the customer loans. In determining expected credit losses, the Company considers its historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. Loans offered at the promotional interest rate below the market interest rate are accounted for as loan discounts and are amortized on an effective interest method to interest income over the terms of the loans. The Company has not entered into any new loan agreements since early 2020, and its revenues from financing related to its existing loan portfolio.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of assets acquired and liabilities assumed. The Company had no goodwill at March 31, 2025 and December 31, 2024. The Company’s goodwill had been derived from the acquisitions of businesses in China in April 2015, and the Company recognized impairment loss for the entire balance of the goodwill of $7.5 million for the year ended December 31, 2024.

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

There was no impairment loss on the Company’s property and equipment for the three months ended March 31, 2025 and 2024.

Investments in Unconsolidated Solar Project Companies

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

At March 31, 2025 and December 31, 2024, the Company has unconsolidated investments in the PRC related to its 30% non-controlling interests in three project companies for which it transferred a 70% interest in 2021 to SPIC, which operates the project companies.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Because the Company’s investments include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any reporting period, the investment is reviewed to determine if the impairment is other than temporary. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company monitors its investments in unconsolidated entities periodically for impairment although the Company does not have the ability to monetize its equity interest in these investments. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2025 and 2024.

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

Quality Warranty for EPC Services

For the PRC segment, the Company provides construction quality warranty on Engineering, Procurement and Construction (“EPC”) services generally for one year after completion. The customer typically retains 3-5% of the contract price which will not be paid to the Company until the expiration of the warranty period which is accounted by the Company as retainage receivable. The Company currently provides a reserve for such potential liabilities based on a nominal percentage of project revenues for the PRC segment in the approximate amount of $242,000 and $241,000 as of March 31, 2025 and December 31, 2024, respectively, which is included in accrued expenses and other liabilities. To date the Company has not incurred significant claims on the quality warranty. The liability is reversed when the warranty period expires.

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

LED Warranty

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

The following table presents the fair value and carrying value of the Company’s cash equivalents, loans receivable and borrowings as of March 31, 2025:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Cash equivalents	$277,668	$-	$-	$277,668
Customer loans receivable	-	-	4,384,766	4,003,000
Short-term investments		6,247,506	-	6,247,506
Liabilities
Bank and other loans	-	2,900,000	-	2,900,000
Secured loans from related parties	-	-	10,147,769	11,000,000
Secured convertible debt	-	-	9,192,732	16,282,457

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

For solar energy and battery storage system sales, the Company recognizes revenue using a cost-based input method that recognizes revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated cost of the contract. In applying cost-based input methods of revenue recognition, the Company uses the actual costs incurred for installation and obtaining the permission to operate, each relative to the total estimated cost of the solar energy and battery storage system, to determine the Company’s progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Cost‑based input methods of revenue recognition are considered a faithful depiction of the Company’s efforts to satisfy solar energy and battery system contracts and therefore reflect the transfer of goods to a customer under such contracts. Costs incurred towards contract completion may include costs associated with solar modules, battery components, direct materials, labor, subcontractors, and other indirect costs related to contract performance.

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

For third-party lease or other financing arranged by the Company for the customer, direct payments are made by the lessor or other financing company to the Company based on an agreement between the lessor or other financing company and the Company, with the majority of the payments made by the time of completion of installation but not later than the date on which the permission to operate the solar system is granted by the utility company.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

Payment for products is generally made upon delivery or with a 30-day term. Extended payment terms are provided on a limited basis not to exceed twelve months. Payment for services is due when the services are completed and accepted by the customer. For certain LED product sales, the Company provides the customers with a right of return subject to restocking fees. The Company assessed such rights of return as variable consideration and recognizes revenue based on the amount of consideration the Company expects to receive after returns are made. Based on the Company’s historical experience, the Company has determined the likelihood and magnitude of a future returns to be immaterial and currently has not provided for a liability for such returns on the LED product sales.

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

For leases, the Company was considered the lessor of solar energy systems under ASC Topic 840, Leases (“ASC 840”); however, upon the Company’s adoption of ASC Topic 842, Leases (“ASC 842”) on January 1, 2022, the Company is no longer considered the lessor because the Company owns the solar renewable energy certificates related to these solar energy systems, and the counterparty does not receive substantially all of the economic benefits for the use of these energy solar systems. Therefore, these arrangements are not considered leases in accordance with ASC 842.

Loan Interest Income

In the past, the Company provided installment financing to qualified customers in the United States to purchase residential or commercial photovoltaic systems, energy storage systems, as well as LED products and services, and some of these loans remain outstanding. The Company has not entered into new loans since early 2020, and its revenues are from financing related to its existing loan portfolio. Customer loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by an allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the interest method. The interest method is applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Interest on loans generally continues to accrue until the loans are charged off. Premiums and discounts are recognized as yield adjustments over the term of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is not to hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value. There were no loans held-for-sale at March 31, 2025 and December 31, 2024.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

The following table summarizes the Company’s revenue by product line for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Solar energy and battery storage systems
Sales on non-installment basis	$3,057,890	$4,332,490
Third-party leasing arrangements	2,720,782	289,178
Operating lease revenues	15,672	18,820
Power purchase agreement revenues	2,034	3,958
Total solar energy and battery storage systems	5,796,378	4,644,446
LED projects	1,059,185	1,018,010
Financing revenue	71,906	101,618
Total revenues	$6,927,469	$5,764,074

Advertising Costs

The Company charges advertising and marketing costs related to radio, internet and print advertising to operations as incurred. Advertising and marketing costs for the three months ended March 31, 2025 and 2024 were approximately $79,000 and $165,000, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. For the three months ended March 31, 2025 and 2024, the Company did not incur any related interest and penalties.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of March 31, 2025 and December 31, 2024, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Comprehensive Income (Loss)

The Company accounts for comprehensive income loss in accordance with ASC 220, Income Statement – Reporting Comprehensive Income (“ASC 220”). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of March 31, 2025 and December 31, 2024 is the currency translation adjustment.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are excluded from the computation of diluted earnings per share for the three months ended March 31, 2025 because the effect would be antidilutive.

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

In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity (deficit) as part of accumulated other comprehensive income (loss). Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Losses on those foreign currency transactions of approximately $1,000 and $208,000 for the three months ended March 31, 2025 and 2024, respectively, are included in other income (expense), net for the period in which exchange rates change.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has two operating segments, the United States and China; however, the Company has one reporting segment which is the operation in the United States for the three months ended March 31, 2025. Prior to January 1, 2024, the Company considered its operation in China a reporting segment. However, because the operation in China has had no significant revenues since 2022, the Company no longer considers its operation in China a reporting segment.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires that at each interim and annual reporting period public entities disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions; (2) certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements of adopting this guidance.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

3. Cash, Cash Equivalents and Restricted Cash

As of March 31, 2025 and December 31, 2024, insured and uninsured cash including the balance classified as restricted cash were as follows:

	March 31, 2025	December 31, 2024

US Segment
Insured cash	$510,517	$523,096
Uninsured cash	338,681	497,311
	849,198	1,020,407
China Segment
Insured cash	24,721	42,669
Uninsured cash	-	-
	24,721	42,669
Total cash and cash equivalents and restricted cash	873,919	1,063,076
Less: Cash and cash equivalents	596,251	786,332
Restricted cash	$277,668	$276,744

4. Accounts Receivable, Net

The activity of the allowance for credit losses for accounts receivable for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024

Balance – beginning of period	$40,826	$4,598
Provision for credit losses	14,306	(312)
Balance – end of period	$55,132	$4,286

5. Short-term investments

In March 2024, the Company's United States segment made short-term investments of $7.0 million in 8% promissory notes due June 1, 2024 issued by Webao Limited, an unrelated party, based in Hong Kong. The maturity date of the notes has been extended to June 30, 2025. The total amortized cost, the fair value and the carrying value of the investments is $5.7 million at March 31, 2025. There was no unrecognized holding gains or losses and other-than-temporary impairment recognized on this investment at March 31, 2025.

In March 2024, the Company's China segment made short-term investments of RMB 5.0 million in a 5% promissory note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd., an unrelated party based in PRC. The maturity date of the note has been extended to June 30, 2025. At March 31, 2025, the unpaid balance of the promissory note was RMB 4.0 million (approximately $548,000).

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

6. Receivable from SPIC, Net

The Company’s receivables due from SPIC relate to four EPC projects the Company’s China segment completed in 2020 and 2021. The gross balance of the receivables of RMB 54.2 million ($7.4 million)  was unchanged through December 31, 2023 consisting of accounts receivable of RMB 27.9 million ($3.8 million) and other receivables related to project advances and reimbursements of RMB 26.4 million ($3.6 million). As a result of the COVID-19 pandemic, the settlement discussions were halted and did not resume until 2023 at which time the new management of SPIC raised additional questions regarding certain provisions of the contracts which resulted in arbitration being held during 2024. Based on the initial opinion of the Company’s representative counsel at the arbitration meetings during 2024, the receivables that were deemed supportable and realizable at the arbitration meetings are approximately RMB 49.5 million ($6.8 million). Accordingly, a reserve for uncollectible amount of RMB 4.7 million ($659,000) was recorded by the Company at December 31, 2024. The receivable balance due from SPIC, net of the reserve, is RMB 49.5 million ($6.8 million) at March 31, 2025.

On April 16, 2025, the Company received the final results of the arbitration awards for the three projects previously undergone the arbitration in 2024 (i.e., Yiong 2, Xingen and Ancha) for a total of RMB 50.1 million (approximately $6.9 million), the amount of which includes RMB 2.8 million (approximately $389,000) of reimbursements for arbitration fees, legal fees and other application fees. The award payment is due in 30 days for the date of the award and the Company is currently negotiating a payment schedule with SPIC on the awarded amount, along with the payment of the amount owed on the Hehua project.

7. Customer Loans Receivable

Prior to 2021, the Company provided financing to qualified customers to purchase residential or commercial photovoltaic systems, as well as other products the Company offered in the U.S. Depending on the credit rating of customers, the interest rate generally ranges from 0.00% to 10.99% per annum with financing terms ranging from one to fifteen years. At March 31, 2025 and December 31, 2024, the percentage of the Company’s loan portfolio with a 0% interest rate is .4% and .4%, respectively.

The customer gives the Company a security interest in the photovoltaic systems and other products financed.

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at March 31, 2025:

					March 31, 2025
	2023	2022	2021	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$-	$3,653,002	3,653,002	80.7%
Near-prime - FICO score 620 to 679	-	9,589	-	448,074	457,663	10.1%
Sub-prime - FICO score less than 620	-	-	-	139,847	139,847	8.2%
Business entity — FICO not available	-	-	29,074	1,814	30,888	1.0%
Total Customer Loan Receivables, gross	$-	$9,589	$29,074	$4,242,737	$4,281,400	100.0%

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at December 31, 2024:

						December 31, 2024
	2023	2022	2021	2020	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$-	$23,094	$4,000,091	$4,023,185	86.7%
Near-prime - FICO score 620 to 679	-	12,699	-	2,809	481,901	497,409	10.7%
Sub-prime - FICO score less than 620	-	-	-	-	83,973	83,973	1.8%
Business entity — FICO not available	-	-	31,904	7,194	-	39,098	0.8%
Total Customer Loan Receivables, gross	$-	$12,699	$31,904	$33,097	$4,565,965	$4,643,665	100.0%

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Customer loans receivable consist of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Customer loans receivable, gross	$4,281,400	$4,643,665
Allowance for loan losses	(278,400)	(280,082)
Customer loans receivable, net	4,003,000	4,363,583
Less: Current portion	1,203,641	1,287,397
Non-current portion	$2,799,359	$3,076,186

Principal maturities of the customer loans receivable at March 31, 2025 are summarized as follows:

For the year ending December 31,	Amount
2025 (remainder of)	$910,109
2026	1,143,808
2027	987,305
2028	688,374
2029	377,468
Thereafter	174,336
Total customer loans receivable	$4,281,400

The Company is exposed to credit risk on the customer loans receivable. Credit risk is the risk of loss arising from the failure of customers to meet the terms of their contracts with the Company or otherwise fail to perform as agreed.

The activity in the allowance for loan losses for customer loans receivable for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024

Balance – beginning of period	$280,082	$256,808
Provision (recovery) for loan losses	(2,623)	61,298
Chargeoffs and adjustments	941	10,202
Balance – end of period	$278,400	$328,308

Total interest income on the customer loans receivable included in revenues was approximately $71,000 and $100,000 for the three months ended March 31, 2025 and 2024, respectively.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

8. Inventories, Net

The activity in the reserve for excess and obsolete inventories for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024

Balance – beginning of period	$642,297	$596,367
Provision for excess and obsolete inventories	14,249	34,883
Balance – end of period	$656,546	$631,250

Inventories consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Solar panels, inverters, battery storage and components	$2,178,533	$1,342,148
LED lights	774,904	602,717
Total inventories, gross	2,953,437	1,944,865
Less: reserve for excess and obsolete inventories	(656,546)	(642,297)
Total inventories, net	$2,296,891	$1,302,568

9. Other Receivables and Current Assets, Net

Other receivables and current assets, net consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Receivable from Seller (Uonone Group - Note 16)	$421,794	$419,471
Prepaid expenses and other current assets	883,000	626,820
Advances to suppliers	236,000	667,140
Accrued interest on customer loans receivable	11,871	11,920
Total other receivables and current assets	$1,552,665	$1,725,351

Prepaid expenses and other current assets include unpaid accrued rent from Sunspark Technology, Inc. ("Sunspark") of approximately $306,000 at March 31, 2025. Sunspark is one of the Company's sub-lessees at the Company's office in Riverside, California. Sunspark is also one of the Company's panel suppliers.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

10. Property and Equipment, Net

Components of property and equipment, net are as follows:

	March 31, 2025	December 31, 2024

Automobiles	$724,223	$723,703
Furniture and equipment	1,376,345	1,375,634
Solar systems leased to customers	1,663,468	1,663,468
Leasehold improvements	2,288,570	2,287,650
Total property and equipment, gross	6,052,606	6,050,455
Less: accumulated depreciation and amortization	(5,870,659)	(5,849,566)
Total property and equipment, net	$181,947	$200,889

For the three months ended March 31, 2025 and 2024, depreciation expenses were approximately $19,000 and $24,000, respectively.

11. Goodwill

The activity of goodwill is as follows:

	March 31, 2025	December 31, 2024

Balance – beginning of period	$-	$7,584,779
Effect of exchange rate	-	(122,891)
Asset impairment	-	(7,461,888)
Balance – end of period	$-	$-

During the year ended December 31, 2024, as a result of the continued headwinds facing China's economy post the pandemic and the economic indicators seem to indicate further future contraction, all of which will have a direct impact on the Company's ability to generate new businesses in its China segment in the foreseeable future, the Company recognized a $7.5 million impairment loss related to goodwill that originated in its 2015 business combinations.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

12. Investments in Unconsolidated Solar Project Companies

The Company has a 30% non-controlling interest in three PRC companies that were project subsidiaries that performed EPC services.  Upon completion of the project, a 70% equity interest in the project subsidiary was transferred to the customer, with the customer having a first right of refusal to purchase the 30% interest in the project subsidiary during a specified period.  Upon the transfer of the 70% interest in these entities, the entities, which are referred to by the projects for which the Company’s China segment performed services, were de-consolidated and the Company’s 30% non-controlling interest is treated as an equity investment.  These companies have no obligation to pay any payment to the Company with respect to its shares of net income.  Activity in the Company’s 30% non-controlling investments in these entities’ solar project companies in the China segment for the three months ended March 31, 2025 and March 31, 2024 is reflected in the following tables:

Investee	Investment Balance at December 31, 2024	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at March 31, 2025
Yilong #2	$4,345,909	$(7,494)	$24,070	$4,362,485
Xingren	2,070,551	(9,053)	11,458	2,072,956
Ancha	3,604,428	2,287	19,981	3,626,696
Total	$10,020,888	$(14,260)	$55,509	$10,062,137

Investee	Investment Balance at December 31, 2023	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at March 31, 2024
Yilong #2	$4,213,276	$25,366	$(87,302)	$4,151,340
Xingren	2,031,774	9,081	(42,072)	1,998,783
Ancha	3,453,258	25,716	(71,597)	3,407,377
Total	$9,698,308	$60,163	$(200,971)	$9,557,500

The following tables present the summary of the combined financial statements of the three solar  project companies in which the Company has a 30% equity interest as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024:

	March 31, 2025	December 31, 2024

Current assets	$24,577,854	$23,521,069
Non-current assets	68,066,078	68,737,593
Total assets	$92,643,932	$92,258,662

Current liabilities	$2,962,212	$2,987,980
Noncurrent liabilities	55,947,143	55,663,978
Members’ capital	33,734,577	33,606,704
Total liabilities and members’ capital	$92,643,932	$92,258,662

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024

Revenue	$1,553,099	$2,055,078
Gross profit	395,061	736,630
Net income	$(47,533)	$200,545

Revenue of these project companies is generated from the power purchase agreements with the PRC utility companies as well as government subsidies.

13. Financing Arrangements

As of March 31, 2025 and December 31, 2024, the Company had the following borrowings:

	March 31, 2025	December 31, 2024

Unsecured loan from unrelated party at 8.0% fixed interest due June 30, 2025	$2,000,000	$2,000,000
Unsecured loan from unrelated party at 12.0% fixed interest due June 30, 2025	900,000	900,000
Secured convertible notes payable at 4.0% per annum, due various dates through October 2029	16,500,000	16,550,000
EB-5 loans - see details below	11,000,000	11,000,000
Notes payable from SMX Property, a related party, at 8% per annum, due October 10, 2025	1,358,658	1,358,658
Total	31,758,658	31,808,658
Less: debt discount and debt issuance costs	(217,543)	(249,552)
Current portion	(20,978,658)	(18,028,658)
Noncurrent portion	$10,562,457	$13,530,448

Unsecured Loans

Unsecured loans include a loan of $2.0 million from an unrelated PRC individual at an interest rate of 8%, interest payable quarterly in arrears, a maturity date of June 30, 2025, and a $900,000 loan from an unrelated investment company at a fixed interest rate of 12% with a maturity of June 30, 2025.

Related party EB-5 financings

The Company’s borrowings under the EB-5 program from related parties consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

$45.0 million loan from Clean Energy Funding, LP	$3,500,000	$3,500,000
$13.0 million loan from Clean Energy Funding II, LP	7,500,000	7,500,000
Total	11,000,000	11,000,000
Less: current portion	(6,000,000)	(4,000,000)
Noncurrent portion	$5,000,000	$7,000,000

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

On January 3, 2012, Clean Energy Fund, LP (“CEF”) entered into a secured loan agreement with SREP, a wholly owned subsidiary of the Company. Under the secured loan agreement, CEF agreed to make loans to SREP in an amount not to exceed $45.0 million, to be used to finance the installment purchases for customers of the solar energy systems. A total of $45.0 million was lent. The loan accrues interest at 3% per annum, payable quarterly in arrears. Each advanced principal amount is due and payable 48 months from the advance date or the U.S. Immigration Form I-829 approval date of the CEF limited partner who made the investment in CEF, if later. The I-829 petition includes evidence that the immigrant investors successfully met all U.S. Citizenship and Immigration Services requirements of the EB‑5 program. As of March 31, 2025 and December 31, 2024, the principal loan balance was $3.5 million and $3.5 million, respectively.

On August 26, 2014, Clean Energy Funding II, LP (“CEF II”) entered into a secured loan agreement with LED, a wholly-owned subsidiary of the Company, for up to $13.0 million. A total of $10.5 million was lent. The proceeds of the loan were used by LED for its operations. The loan accrues interest at fixed interest rate of 3.0% per annum, payable quarterly in arrears. Each advance of principal is due and payable in 48 months or the U.S. Immigration Form I-829 approval date of the CEF II limited partner who made the investment in CEF II,  if longer. As of March 31, 2025 and December 31, 2024, the principal loan balance was $7.5 million and $7.5 million, respectively.

The general partner of CEF and CEF II is Inland Empire Renewable Energy Regional Center (“IERE”). The principal owners and managers of IERE consist of the Company’s chief executive officer, and its former executive vice president, who is a 5% stockholder. A current director resigned from IERE in January 2024 and was not involved in its management.

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

No convertible notes were issued to former partner of CEF or CEF II during the three months ended March 31, 2025.  During the three months ended March 31, 2024, the Company recognized a gain on debt extinguishment in the amount of approximately $54,000, relating to the issuance of convertible note in the principal amount of $2,000,000 to former limited partners of CEF in exchange for a $2,000,000 reduction of the note from CEF.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Notes Payable to SMX Property, LLC (“SMXP”)

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

The Company’s chief executive officer and its former executive vice president who is a 5% stockholder are the principal management of SMXP. One other director has a non-controlling interest in SMXP and is not part of its management.

Interest Expense

For the three months ended March 31, 2025 and 2024, interest expense incurred on the above long-term EB‑5 related party loans was approximately $81,000 and $122,000, respectively.

Total interest expense incurred (including interest on long-term related party loans) was approximately $369,000 and $384,000 for the three months ended March 31, 2025 and 2024, respectively. The weighted average interest rate on loans outstanding was 4.0% and 3.7% as of March 31, 2025 and December 31, 2024.

Principal maturities for the financing arrangements as of March 31, 2025 are as follows:

For the year ending December 31,	Bank and Other Unsecured Loans	EB-5 Loans - Related Party	Notes Payable - Related Party	Convertible Notes	Total
2025 (remainder of)	$2,900,000	$4,000,000	$1,358,658	$9,720,000	$17,978,658
2026	-	2,000,000	-	3,090,000	5,090,000
2027	-	3,000,000	-	1,690,000	4,690,000
2028	-	2,000,000	-	1,200,000	3,200,000
2029	-	-	-	800,000	800,000
Total	$2,900,000	$11,000,000	$1,358,658	$16,500,000	$31,758,658

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

14. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Customer deposits	$1,766,320	$1,621,943
Accrued operating and project payables	1,167,763	1,353,291
Payable to Uonone (See Note 16)	2,485,563	2,471,864
Accrued compensation expenses	3,306,273	3,282,481
Retainage payable to vendors	688,403	684,609
Preacquisition liability	1,478,443	1,470,295
Accrued settlement	276,428	276,428
Accrued warranty expense	542,090	540,756
VAT taxes payable	609,195	611,412
Income taxes payable	153,317	147,777
Refundable vendor bid deposits	13,779	13,703
Total accrued expenses and other payables	$12,487,574	$12,474,559

Accrued Compensation

At March 31, 2025 and December 31, 2024, accrued compensation includes $675,000 of compensation to the Company’s chief executive officer in connection with the cancellation in March 2019 of restricted stock grants and $1.8 million of accrued but unpaid compensation to the chief executive officer pursuant to his employment agreement. The remaining balance relates to accrued unpaid commissions and accrued paid time off.

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

Accrued Settlement

In November 2022, the Company entered into a settlement agreement with two former limited partners of Clean Energy Funding L.P., under which the Company agreed to pay each of the limited partners a sum of $533,749.98, payable $50,000 at the time of the agreement execution and the remainder shall be paid in 14 quarterly installments of $34,533.57. At March 31, 2025 and December 31, 2024, the balance of the accrued settlement is $346,000 and $415,000, respectively, of which $276,000 represents the current portion of such liability.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Accrued Warranty Liability

The activity of the warranty liability (included in other liabilities) for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024

Balance – beginning of period	$2,146,522	$2,174,488
Provision for warranty liability	102,165	61,466
Expenditures and adjustments	(86,442)	(143,120)
Effect of exchange rate	1,334	(5,136)
Balance – end of period	2,163,579	2,087,698
Less: current portion (accrued expenses and other payables)	(542,090)	(243,372)
Non-current portion (other liabilities)	$1,621,489	$1,844,326

Preacquisition Liability

As part of the April 2015 acquisition of ZHPV, the Company assumed a liability associated with one of ZHPV’s projects consisting of reimbursement of project expenses to an unrelated third-party including reimbursement of certain land rental expenses and land use taxes estimated at a total of approximately RMB 10.7 million (approximately $1.5 million) at March 31, 2025. The Company expects to negotiate to offset the entire liability with the unpaid contract receivables and reimbursements from the third party. All the receivables and reimbursements were previously fully reserved by the Company.

15. Third-party Leasing Arrangement and Concentrations

Third-party Leasing Arrangement

The Company sells solar energy and battery storage systems to residential and commercial customers in the U.S. and these customers pay for these sales in cash. Cash sales include direct payments from the customer (including financing and lease financing obtained directly by the customer), third-party financing arranged by the Company for the customer, and leasing arranged by the Company for the customer from a third-party leasing company.

Concentration Risks

Major Customers

For the three months ended March 31, 2025 and 2024, there were no customers that accounted for 10% or more of the Company’s revenues.

Major Suppliers

During the three months ended March 31, 2025 , one supplier accounted for purchases of $1.6 million, or 25.8%, of purchases. No supplier accounted for 10% or more of the Company's purchases during the three months ended March 31, 2024.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

As of December 31, 2021, Uonone Group had repaid all the amounts agreed to under the debt settlement agreement except for the RMB 3.0 million contingent receivable from Uonone Group discussed above. Uonone Group’s obligation on the contingent receivable does not arise until and unless the Company becomes obligated under the contingent liability. At March 31, 2025 and December 31, 2024, the Company had no payment obligations with respect to the assumed contingent liability and accordingly, Uonone Group had no obligation to the Company with respect to the contingent receivable.

Under the debt settlement agreement, any legal settlement proceeds, less fees and expenses, received by ZHPV related to the projects completed prior to the April 2015 business combination would be repaid to the Uonone Group. During the three months ended March 31, 2025 the Company did not receive any additional legal settlement proceeds, nor did the Company make any payments to Uonone.

At both March 31, 2025 and December 31, 2024, the amount payable to Uonone, was approximately RMB 18.0 million ($2.5 million).

17. Related Party Transactions

See Note 13 for related party lease transactions and Note 18 for the termination of related party lease.

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

Future minimum lease commitments for offices, warehouse facilities and equipment, payable to related parties and other, as of March 31, 2025, are as follows:

For the year ending December 31,	Total
2025 (remainder of)	$1,330,406
2026	1,768,488
Total	$3,098,894

For the three months ended March 31, 2025 and 2024, rent expense for offices, warehouse facilities and equipment, including rental expense for related party leases, was approximately $433,333 and $465,000, respectively. These amounts include short-term leases and variable lease costs, which are immaterial.

As of March 31, 2025, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

For the year ending December 31,	Total
2025 (remainder of)	$1,296,319
2026	1,768,488
Total minimum lease payments	3,064,807
Less: Interest	(163,290)
Present value of lease obligations	2,901,517
Less: current portion	(1,607,711)
Noncurrent portion	$1,293,806

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

Other information related to leases is as follows:

As of March 31, 2025
Weighted average remaining lease term (in years)	1.8
Weighted average discount rate	8.00%

For the three months ended March 31, 2025 and 2024, the total sublease income recognized was approximately $254,000 and $248,000, respectively. The sublease income is recognized as an offset to operating lease costs reported in general and administrative expenses. At March 31, 2025, the Company has two tenants and both are on a month-to-month lease. At March 31, 2025, the Company holds security deposits of approximately $71,000.

The following table summarizes the Company’s operating lease cost for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Operating lease cost	$423,702	$454,768
Short-term lease cost	9,732	9,813
Less: Sublease income	(254,446)	(247,944)
Operating lease cost, net	$178,988	$216,637

Employment Agreements

On October 7, 2016, the Company entered into an employment agreement with its chief executive officer for a five-year term commencing on January 1, 2017 and continuing on a year-to-year basis unless terminated by the Company or the executive on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an initial annual salary of $600,000, with an increase of not less than 3% on January 1st of each year, commencing January 1, 2018, and an annual bonus payable in restricted stock and cash, commencing with the year ending December 31, 2017, equal to a specified percentage of consolidated revenues for each year. The bonus is based on a percentage of consolidated revenue in excess of $30 million, ranging from $250,000 and $200,000, respectively, for revenue in excess of $30 million but less than $50 million, to 1.0% and 0.9%, respectively, of revenue in excess of $300 million. The agreements provide for severance payments equal to one or two times, depending on the nature of the termination, of the highest annual total compensation of the three years preceding the year of termination, multiplied by the number of whole years the executive has been employed by the Company, which commenced in February 2008. The annual salary for the chief executive officer was $737,924 in 2024 and is $760,062 for 2025.

Legal Matters

In the ordinary course of the Company's business, the Company is involved in various legal proceedings involving contractual relationships, product liability claims, and a variety of other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company's financial position or results of operations.

During 2024, the Company commenced an arbitration procedures in Shanghai with SPIC to collect on the receivables owed by SPIC related to three completed EPC projects as well as other advances and reimbursements. At December 31, 2024, total receivables due from SPIC were RMB 54.2 million ($7.7 million). Based on the initial arbitration hearing concluded in May 2024, the Company reserved RMB 4.7 million ($659,000) at December 31, 2024 for a potential disallowed amount. The net balance of the receivable after adjusting for the reserve is RMB 49.5 million ($6.8 million) at December 31, 2024 and the balance was unchanged at March 31, 2025. On April 16, 2025, the Company received the written arbitration award results confirming the final award amount of RMB 50.1 million ($6.9 million) to be paid 30 days from the date of the award.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

19. Stockholders’ Equity

Issuance of Common Stock

On March 9, 2025, the Company's board of directors authorized the sale of up to 6,000,000 shares of common stock through April 30, 2025 at a discount of up to 25% from the market price on the date of the investment and appointed a special committee to approve such issuances. A total of 2,136,907 shares were issued pursuant to such authorization, in the following transactions.

In March and April 2025, the Company issued to a total of 2,136,907 shares of common stock to four accredited investors for a total of $1,850,000, which included the cancelation of a promissory note in the principal amount of $900,000 (see Note 13).  The shares were issued at prices per share ranging from $0.83 to $0.90, which represented 75% of the market price on the date that the investment was made.  Two of the investors were the beneficial owners of the investment company that made the $900,000 loan to the Company and made an additional $100,000 investment and assigned the investment company’s interest in the note and the additional investment to the beneficial owners.  The interest on the note was paid by the Company.

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

Elimination of Forfeiture Provisions of Options and Stock Grants

During the years 2015 to 2019, the Company granted shares of restricted stock and incentive stock options to employees and consultants, of which 264,650 shares of restricted stock and incentive stock options to purchase 5,898,137 shares were outstanding at the date of the Company’s initial public offering. Under the terms of the restricted stock and incentive stock options, the restricted stock and options became vested and non-forfeitable upon the completion of the Company’s initial public offering, which occurred on February 12, 2024, the effective date of the registration statement relating to the Company’s initial public offering. Under GAAP, upon the completion of the initial public offering, the value of the restricted stock as well as the incentive stock options is treated as compensation expense in the period in which the restricted stock and incentive stock options become non-forfeitable and are deemed to have met the performance-based indicator (i.e., the completion of the initial public offering). Using the Black Scholes valuation method, the fair value of the incentive stock options at the time of the Company’s initial public offering was approximately $18.5 million, which is stock-based compensation that does not reflect a cash expense, of which approximately $1.3 million is included in cost of revenues and $15.9 million is included in general and administrative expense in the three months ended March 31, 2024.

Restricted Stock

As of December 31, 2024, total unrecognized compensation costs for outstanding restricted stock awarded was estimated at $1.3 million, based on the estimate of the then most recent price at which shares were sold of $5.01 per share. There was no unrecognized compensation amount at March 31, 2025.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

A summary of option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	6,195,743	4.93	4.3	-
Exercisable as of December 31, 2024	6,195,743	4.93	4.3	-
Granted	-	-	-	-
Exchanged	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	(2,997)	-	-	-
Outstanding at March 31, 2025	6,192,746	4.97	3.3	-

Forfeitures are accounted for as actual forfeitures occur.

As a result of the Company’s completion of its initial public offering, all the stock options which are performance-based awards became vested and compensation cost of $17.2 million related to such stock options was recognized for the three months ended March 31, 2024 as the performance condition of such awards were met on the public offering date of February 12, 2024. The compensation cost of $17.2 million is determined using the Black Scholes model that includes key assumptions for each grant of options as follows: volatility ranging from 54.34% to 67.75%, the risk-free rate ranging from 1.55% to 2.34%, and an expected term ranging from 5 to 6.5 years. For the three months ended March 31, 2024, approximately $1.3 million and $15.9 million of compensation cost was charged to cost of revenue and general and administrative expenses, respectively, related to stock options. During the three months ended March 31, 2025 and 2024, 2,997 shares and zero shares of vested options to purchase shares of common stock were cancelled.

See Note 13 for information relating to the 4% secured subordinated convertible notes to former limited partners of CEF and CEF II, pursuant to exchange agreements with the limited partners. At December 31, 2023, there were convertible notes in the principal amount of $16.3 million outstanding.  Since the conversion price had not been determined at December 31, 2023, no shares were reserved for issuance at December 31, 2023.  At March 31, 2025, there were outstanding convertible notes in the principal amount of $16.3 million, of which notes in the principal amount of $12.3 million were issued prior to the Company’s initial public offering and have a conversion price of $3.20 per share, and convertible notes in the principal amount of $4.0 million were issued subsequent to the Company’s initial public offering and have a conversion price ranging from $0.66 per share to $9.07 per share.

20. Income Taxes

The components of the Company's income (loss) before income taxes and income (loss) from operations for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024

Domestic (U.S.)	$(1,218,828)	$(19,088,377)
Foreign (PRC)	(141,048)	(178,609)
Income (loss) before income taxes	(1,359,876)	(19,266,986)
Income tax expense (benefit)	(63,634)	4,801
Income (loss) from operations	$(1,296,242)	$(19,271,787)
Effective tax rate	4.7%	(0.02)%

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

The Company is subject to taxation in the U.S. and various states jurisdictions. The Company is also subject to taxation in China. The Company’s effective tax rate is determined quarterly, reflecting actual activities and various tax-related items.

The Company’s effective income tax rate for the three months ended March 31, 2025 and 2023 were 4.7% and (.02%), respectively. The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2025 was primarily attributable to losses not benefitted for tax purposes, and state and foreign taxes.

As of March 31, 2025, the Company determined that, based on an evaluation of its history of net losses and all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of its deferred tax assets would be realized and, therefore, the Company continued to record a valuation allowance on U.S. side and partially on the Chinese side.

21. Net Income (Loss) Per Share

The following table presents the calculation of the Company's basic and diluted net income (loss) per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Numerator
Net income (loss)	$(1,296,242)	$(19,271,787)

Denominator
Weighted average shares used to compute net loss per share, basic	44,417,782	41,461,502
Weighted average shares used to compute net loss per share, diluted	44,417,782	41,461,502
Basic net income (loss) per share	$(0.03)	$(0.46)
Diluted net income (loss) per share	$(0.03)	$(0.46)

For the three months ended March 31, 2025, outstanding options to purchase 6,192,746 of common stock and 5,934,756 shares issuable upon conversion of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those option shares would be anti-dilutive.

For the three months ended March 31, 2024, outstanding options to purchase 6,280,879 shares of common stock and 4,765,625 shares issuable upon conversion of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those option shares would be anti-dilutive.

22. Segment Reporting

The Company operates under two operating segments, the United States and China. The chief operating decision maker (''CODM'') is the Chief Executive Officer. As of January 1, 2024, the Company has determined that it has one reporting segment which is the United States. The Company’s operation in China have not generated significant revenues since 2022 and is no longer considered a reporting segment. The CODM regularly reviews operations and financial performance at the consolidated level and uses net income (loss) to allocate resources (including labor, technology and capital resources) for the single reporting segment to make decisions regarding annual budget, entering new markets, marketing decisions, pursuing new business, and driving the Company's mission.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

The following table shows the operations of the Company’s reporting segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Segment revenue
Solar energy systems	$5,451,039	$4,387,810
Battery only sales	328,033	233,858
LED operations	1,059,185	1,018,010
	6,838,257	5,639,678
Reconciliation of revenue
Finance revenue	71,906	101,618
Other non-core revenue	17,306	22,778
	6,927,469	5,764,074
Less
Direct and indirect costs	2,615,927	2,832,135
Subcontractor costs	719,028	436,883
Commissions and lender fees	1,242,304	674,929
Compensation and benefits	1,943,683	1,841,401
Leasing and rental expense	209,692	207,190
Insurance expense	304,769	255,615
Selling and marketing expense	79,012	165,222
Professional services	478,686	309,597
	(665,632)	(958,898)
Reconciliation of segment profit or loss
Other corporate overhead expense	271,752	310,527
Provision for various reserves	123,421	149,360
Stock-based compensation	-	17,210,287
Interest expense, net	255,678	381,466
Other (gains) and other (income), net	(97,655)	73,928
China other expenses	102,064	178,609
Elimination adjustment	38,984	3,911
Income (loss) before income taxes	$(1,359,876)	$(19,266,986)

23. Subsequent Events

The Company has evaluated subsequent events through the date the May 16, 2025 consolidated financial statements were issued, and no events, except as disclosed in Notes 6, 18 and 19, require adjustment of, or disclosure in the condensed consolidated financial statements.

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

Impact of Tariffs and Trade Policy

Recent changes in U.S. trade policy have resulted in the implementation of tariffs on certain imported goods, particularly those manufactured in China and other countries. These tariffs have increased the cost of certain raw materials and components used in our products. While we have taken steps to mitigate the impact, including working with suppliers and adjusting our pricing strategy, the tariffs are expected to have resulted in higher input costs for our operations for the remainder of 2025. For the three months ended March 31, 2025, the tariffs did not have material effects on our cost of revenue.

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

We continue to monitor developments in international trade policy and may further seek to adjust our supply chain and sourcing strategies in response to evolving conditions.

Inflation and Supply Chain Issues

With the recent inflationary pressures combined with the world-wide supply chain issues, which have been impacted from the recent tariffs, our business is subject to the inflationary pressure and we were subject to supply chain issues that are affecting many domestic and foreign companies, and we expect that the inflationary pressures will continue to affect our ability to sell our products, the price at which can sell products and our gross margin. To the extent that we are not able to raise our prices or to the extent that we cannot accurately project our costs when we set our prices, our gross margin and the results of our operations will be impacted.

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

Compensation costs per employee, excluding stock-based compensation, for sales, marketing and administrative personnel in our United States segment decreased approximately 11% for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in 2025 reflected the lay-off of a portion of our employees resulting from a slowdown after we had completed installation of the increased 2023 backlog resulting orders placed in 2023 in advance of NEM 3.0 becoming effective in April 2023, as discussed below under “Effects of NEM 3.0.” The increase in 2023 also reflected the increased cost of retaining and attracting talent, and such costs may continue to increase as labor costs in California continue to increase as a result of the inflationary pressures. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to meet competition which would resulting in a lower gross margin and a drop in operating income. Supply chain issues have caused us to periodically stock up on components such as solar panels and battery systems to ensure an adequate supply to meet expected demand, putting pressure on our cash flow. We do not believe that the supply chain issues that affected our operations in prior periods are currently affecting us. We cannot assure you that such delays and increased costs will not affect our business in the future.

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

Elimination of Forfeiture Provisions of Options and Stock Grants

During the years 2015 to 2019, we granted shares of restricted stock and incentive stock options to employees and consultants, of which 264,650 shares of restricted stock and incentive stock options to purchase 5,898,137 shares were outstanding at the date of our initial public offering. Under the terms of the restricted stock and incentive stock options, the restricted stock and options became vested and non-forfeitable upon the completion of our initial public offering, which occurred on February 12, 2024, the effective date of the registration statement relating to our initial public offering. Under GAAP, upon the completion of the initial public offering, the value of the restricted stock and the incentive stock options is treated as compensation expense in the period in which the restricted stock and incentive stock options become non-forfeitable and are deemed to have met the performance-based indicator (i.e., the completion of the initial public offering). Using the Black Scholes valuation method, the fair value of the incentive stock options at the time of the Company’s initial public offering was approximately $18.5 million, which is stock-based compensation that does not reflect a cash expense, of which approximately $1.3 million is included in cost of revenues and $15.9 million is included in general and administrative expense in the three months ended March 31, 2024.

Overview

We are an integrated solar and renewable energy company. A solar energy system retains the direct current (DC) electricity from the sun and converts it to alternating current (AC) electricity that can be used to power residential homes and commercial businesses. The solar business is based on the ability of the users of solar energy systems to save on energy costs and reduce their carbon imprint as compared with power purchased from the local electricity utility company. We were founded in 2008 to engage in the solar business in the United States, where our business is primarily conducted.  Our primary business consists of the sale and installation of photovoltaic and battery backup systems for residential and commercial customers and sales of LED systems and services to government and commercial users.

We are seeking to offset our decline in residential solar sales in California for the year ended December 31, 2024 as compared with the year ended December 31, 2023 by marketing commercial sales of larger systems to commercial users both in California and in other states; however, we cannot assure you that we will be successful in marketing to commercial users.  As of the date of this report, we do not have any contacts for major commercial solar projects. Although we have a non-binding letter of intent with respect to one proposed project and a non-binding term sheet with respect to a second proposed project, both of these proposed projects are subject to the negotiation of development agreements with the owners of the property on which the solar system is to be installed, the identification of a financing source to provide the full financing for each project, the negotiation and execution of an agreement with the financing sources, who would own the project on completion, and the negotiation and execution of a power purchase agreement between the property owner (and in the case of one of these projects, the tenant) and the financing source as the project owner for the purchase of the electricity generated by the project.  We cannot assure you that either of these projects or any other projects will be completed or that we will be successful in developing our commercial business as planned.

In February 2025, we entered into a contract with a California homebuilder pursuant to which we will have the right to design and install solar energy systems in a new home project consisting of a proposed 146 new residential homes at a fixed price.  Any installations will be made pursuant to contracts with the home owners, and we will pay the homebuilder a commission on the transaction.

In the fourth quarter of 2023, we began to work with several independent dealers. Our dealer network is comprised of independent licensed sales companies that sell our products pursuant to non-exclusive agreement.  The dealers sell our products as well as products sold by our competitors.  The dealer handles the sales process, and once the sales agreement with the customer is signed, we install the solar system pursuant to an installation agreement with customer.  The dealers earn a commission which is included in cost of revenue.

Although sales through the dealer network were nominal during the year ended December 31, 2023, during the three months ended March 31, 2025 and 2024, approximately 57% and 13% of total sales, respectively, were through the dealer network program.

Management believes participation in the dealer network enhances the Company’s competitive position and customer acquisition capabilities.

Results of Operations

The following tables set forth information relating to our operating results for the three months ended March 31, 2025 and 2024 (dollars in thousands) and as a percentage of revenue:

	Three Months Ended March 31,
	2025		2024
	Dollars	%	Dollars	%
Revenue:
Solar energy sales (US)	$5,796	83.7%	$4,644	80.6%
LED sales (US)	1,059	15.3%	1,018	17.7%
Financing (US)	72	1.0%	102	1.7%
Total revenues	6,927	100.0%	5,764	100.0%
Cost of revenue:
Solar energy sales	4,514	65.2%	5,535	96.1%
LED sales	994	14.3%	694	12.0%
Total cost of revenues	5,508	79.5%	6,229	108.1%
Gross profit (loss)	1,419	20.5%	(465)	(8.1)%
Operating expenses:
Sales and marketing (US)	79	1.1%	165	2.9%
General and administrative (US)	2,401	34.7%	17,999	312.3%
General and administrative (China)	95	1.4%	252	4.4%
Total operating expenses	2,575	37.2%	18,416	319.5%

Income (loss) from operations (US)	(1,061)	(15.3)%	(18,629)	(323.2)%
Income (loss) from operations (China)	(95)	(1.4)%	(252)	(4.4)%
Equity in income (loss) of solar project companies	(14)	(0.2)%	60	1.0%
Gain on debt extinguishment	-	0.0%	54	0.9%
Gain on early termination of lease	-	0.0%	77	1.3%
Interest income	120	1.7%	16	0.3%
Interest expense	(369)	(5.3)%	(384)	(6.7)%
Other income (loss), net	59	0.9%	(209)	(3.5)%
Income (loss) before income taxes	(1,360)	(19.6)%	(19,267)	(334.3)%
Income tax provision (benefit)	(64)	(0.9)%	5	0.1%
Net income (loss)	(1,296)	(18.7)%	(19,272)	(334.4)%
Currency translation adjustment	1	0.1%	(208)	(3.6)%
Comprehensive income (loss)	$(1,295)	(18.6)%	$(19,480)	(338.0)%

Three Months Ended March 31, 2025 and 2024

The following table set forth information relating to our revenue and gross profit results for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Revenue:
Solar energy sales (US)	$5,796	$4,644	$1,152	24.8%
LED sales (US)	1,059	1,018	41	4.0%
Financing (US)	72	102	(30)	(29.4)%
Total revenues	6,927	5,764	1,163	20.2%
Cost of revenue:
Solar energy sales	4,514	5,535	(1,021)	(18.4)%
LED sales	994	694	300	43.2%
Total cost of revenues	5,508	6,229	(721)	(11.6)%
Gross profit	$1,419	$(465)	$1,884	*

*The percentage is not applicable since the change is from a negative gross profit to a positive gross profit.

Revenues

Revenues for the three months ended March 31, 2025 were $6.9 million, an increase of $1.2 million or 20.2% from $5.8 million in the three months ended March 31, 2024. The increase resulted from a $1.2 million increase in solar energy and battery sales, a $41,000 increase in LED sales, offset by a $30,000 decrease in financing revenue. Our revenue from solar systems increased from $4.6 million for the three months ended March 31, 2024 to $5.8 million for the three months ended March 31, 2025, a 24.8% increase. Our revenues in the three months ended March 31, 2024 were negatively impacted by unusually frequent and heavy rains in California, which affected our ability to complete the installation of solar systems as well as the effect of the adoption of NEM 3.0, which resulted in an increase in solar revenue in 2023 as homeowners purchased solar systems in anticipation of the effectiveness of NEM 3.0, which also resulted in a decrease in solar revenue in 2024. We did not experience the level of rainfalls in the three months ended March 31, 2025, coupled with our ability to increase solar revenue from our dealer network, which resulted in the increase in sales of both the solar energy systems and batteries. The increase in the solar energy and battery sales in the three months ended March 31, 2025 reflects a 15.0% increase in the number of systems completed and a 20.7% increase in the wattages deployed. During the three months ended March 31, 2025 and 2024, our battery sales were $328,000 and $234,000, respectively. Battery sales refer to the sale of batteries sold other than as a part of a solar system.

As a result of the continued high interest rate environment, we expect the revenue from our residential sales to grow modestly in 2025 through our expansion of the dealer network program, but we are looking to offset the potential residential decrease with commercial sales and sales to residential customers through third party leasing companies which may be able to offer favorable terms to customers when compared with third party financing.

During the three months ended March 31, 2025 and continuing through the date of this quarterly report, we did not generate any revenue in the China segment because there are no projects under construction and we have not been able to negotiate new contracts with SPIC since the last project, which was completed in June 2021. As a result of the ongoing geopolitical conditions and economic downturn in China and the deterioration of trade relations between the United States and China, we do not expect to be in the position to negotiate any new projects with SPIC or with any new customers for the remainder of 2025. In the event that we believe that we will not be able to operate profitably in China, we may find it necessary to discontinue our China segment.

Our LED revenue increased by $41,000 or 4.0% to $1.1 million for the three months ended March 31, 2025 from $1.0 million for the three months ended March 31, 2024, primarily resulting from the increase in the number of LED projects. LED revenues include LED product sales and LED consulting revenues and are expected to continue to fluctuate based on the number of LED projects awarded which is based on the bidding process and specific customer purchase requirements and timing. Revenue from our LED business tends to fluctuate period to period.

We have not originated any loans to our solar customers since early 2020.  As a result, our finance revenue for the three months ended March 31, 2025 and 2024 was $72,000 and $102,000, respectively, from our portfolio of solar loans.  Finance revenue decreases as loans in our portfolio are paid and not replaced by new loans.

Cost of revenue and gross profit

Our cost of revenue for the three months ended March 31, 2025 was $5.5 million, a decrease of $720,000, or 11.6% from $6.2 million for the three months ended March 31, 2024.  During the three months ended March 31, 2024, we recognized a one-time non-cash stock-based compensation expense of approximately $1.3 million in cost of revenue as a result of performance options vesting upon our initial public offering in the first quarter of 2024. Excluding this one-time stock-based compensation expense cost of revenue increased 11.0% from $5.0 million in the three months ended March 31, 2024 to $5.5 million in the three months ended March 31, 2025, primarily driven by the corresponding increase in sales revenue of 24%.

The overall gross margin increased to 20.5% for the three months ended March 31, 2025 from (8.1)% in the three months ended March 31, 2024. Excluding the effect of $1.3 million of the stock-based compensation expense recognized in the three months ended March 31, 2024, the overall gross margin for the three months ended March 31, 2025 was 20.5% compared to 13.9% for the three months ended March 31, 2024. The increase in gross margin was due to lower unit cost in our solar business. This increase in gross margin was partially offset by a decrease in the gross margin of our LED operation resulting from an increase in tariffs for imported items, a fee charged to us by a logistics company who provides financing for one of our suppliers and arranges their shipments to our warehouse, and a lower volume of higher margin LED products. We have no cost of revenue with respect to interest income on customer loans.

Operating expenses

Sales and marketing expenses for our United States segment for the three months ended March 31, 2025 decreased to $79,000, a decrease of $86,000, or 52.2%, from $165,000 in the comparable period of 2024. Sales and marketing expenses in the United States were 1.1% of revenue for the three months ended March 31, 2025 compared to 2.9% for the three months ended March 31, 2024. Our sales and marketing expenses in the United States fluctuate based on the types of marketing and promotion initiatives we deploy. Our China segment did not incur sales and marketing expenses for the three months ended March 31, 2025 and 2024.

General and administration expenses for the United States segment for the three months ended March 31, 2025 decreased $15.6 million or 86.7% to $2.4 million compared to $18.0 million for the three months ended March 31, 2024, representing 34.7% of revenue for the three months ended March 31, 2025 compared to 312.3% of revenue for the three months ended March 31, 2024. The decrease during the three months ended March 31, 2025 is principally attributed to the $15.9 million stock compensation expense recognized in the three months ended March 31, 2024 as a result of performance options vesting upon our initial public offering in the first quarter of 2024. Excluding the effect of the stock compensation expense, general and administrative expenses were $2.5 million or 34% of revenue for the three months ended March 31, 2025 compared to $2.1 million or 36% of revenue for the three months ended March 31, 2024. Our general increase, excluding the stock compensation expense, in general and administrative expenses in 2025 reflects the cost of compliance and other regulatory costs associated with being a public reporting company which is expected to continue for us. All of our corporate overhead, other than overhead directly related to the China segment, is allocated to the United States segment.

General and administrative expenses relating to the China segment were $95,000 in the three months ended March 31, 2025, as compared with $252,000 in the three months ended March 31, 2024. During the three months ended March 31, 2024, we had a $1.1 million recovery of previously reserved receivable on one of our projects for SPIC as a result of the settlement of a legal proceeding.

Income (loss) from operations

As a result of the factors described above, our loss from operations for the United States segment was $1.1 million for the three months ended March 31, 2025, compared to loss from operations of $18.6 million in the three months ended March 31, 2024. Our loss from operations for the China segment was $95,000 for the three months ended March 31, 2025, compared to a loss from operations of $252,000 in the three months ended March 31, 2024.

The consolidated loss from operations was $1.2 million for the three months ended March 31, 2025 compared to a consolidated loss from operations of $18.9 million for the three months ended March 31, 2024.

Equity in income (loss) from unconsolidated entities

Equity in income from unconsolidated entities relates to our China segment and comprises the equity in income from three unconsolidated project companies in which we have a non-controlling 30% interest. The equity in income for the three months ended March 31, 2025 was a loss of $14,000 compared to income of $60,000 in the three months ended March 31, 2024, a decrease of $74,000 or 123.7%. During the three months ended March 31, 2025, two of the three projects experienced losses due to insufficient sunlight which adversely impacted power generation, while one project had income. The change in the three months ended March 31, 2025 over the comparable period in 2024 correlates with the lower power production in the Guizhou region in China, which can vary from year to year depending on the weather.

Gain on debt extinguishment

No EB-5 notes were exchanged during the three months ended March 31, 2025. Gain on debt extinguishment for the three months ended March 31, 2024 was $54,000, representing the gain on exchange of EB-5 notes in the principal amount of $2,000,000 for  convertible notes in the same principal amount.

Interest expense, net

Interest expense, net, for the three months ended March 31, 2025 was $249,000, a decrease of $119,000, or 32.4%, from the three months ended March 31, 2024. Our interest expense in the three months ended March 31, 2025 primarily includes interest at 3% on two EB-5 loans from related parties in the United States with a total principal balance of $11.0 million at March 31, 2025, interest at 4% on convertible notes issued to former limited partners of CEF in transactions in which the former limited partners of CEF accepted 4% convertible notes issued by SolarMax and the subsidiary that borrowed the funds from CEF with an aggregate principal balance of $16.5 million at March 31, 2025,  interest at 8% on promissory notes issued to SMX Property (a related party) due in October 2025 with a principal balance of $1.4 million at March 31, 2025, interest at 8% on a promissory note issued to an unrelated individual due on June 30, 2025 with a principal balance of $2.0 million at March 31, 2025, and interest at 12% on a promissory note issued to an unrelated party due on June 30, 2025 with a principal balance of $900,000 at March 31, 2025. The convertible notes issued to the former limited partners of CEF were issued as payment of the former limited partner’s capital account in CEF and were issued in connection with cancellation of debt to CEF of an equal amount. The convertible notes are secured by the same collateral as the notes to CEF. Our interest income for the three months ended March 31, 2025 includes interest earned on promissory notes receivable at 8.0% in the United States segment due June 30, 2025 with a principal balance of $5.7 million at March 31, 2025, and interest earned on a promissory notes receivable at 5% in the China segment due June 30, 2025 with a principal balance of RMB 3,973,000 ($548,000) at March 31, 2025, which notes are reflected as short-term investments.  See Note 5 of Notes to Consolidated Financial Statements.

Other income (expenses), net

During the three months ended March 31, 2025, other income, net was $59,000 consisting primarily of  foreign currency transaction gains for our United States segment intercompany receivable denominated in the Chinese currency. During the three months ended March 31, 2024, other expense was $209,000, consisting primarily of  $264,000 of gain on insurance settlement related the fire claim at our Riverside, California headquarters, $48,000 of income related to the foreign currency transaction gain for our United States segment intercompany receivable denominated in the Chinese currency, offset with $17,000 of expense related to a legal settlement involving a former employee.

Income tax benefit (provision)

For the three months ended March 31, 2025 and 2024, our United States segment reported an income tax expense of $6,000 and $6,000, respectively, attributable to minimum state tax liabilities.

For the China segment, income tax benefit of approximately $70,000 and $1,000 was reported for the three months ended March 31, 2025 and 2024, respectively. The increase in income tax benefit for our China segment in the three months ended March 31, 2025 was driven by the reduction in the net receivable balance resulting from the reserve taken at December 31, 2024 and the net losses in our China segment.

Net income (loss)

As a result of the foregoing, we had consolidated net loss of $1.3 million, or $(0.03) per share (basic and diluted), for the three months ended March 31, 2025, compared with a consolidated net loss of $19.3 million, or $(0.46) per share (basic and diluted), for the three months ended March 31, 2024.

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

As a result of foreign currency translations, we reported net foreign currency translation income of $1,000 for the three months ended March 31, 2025 and a loss of $208,000 for the comparable period in 2024.

 Liquidity and Capital Resources

The following tables show consolidated cash flow information for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		$ Increase
	2025	2024	(Decrease)
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$(601)	$(6,400)	$5,799
Net cash provided by (used in) investing activities	93	(6,986)	7,079
Net cash provided by (used in) financing activities	377	15,573	(15,196)
Net increase (decrease) in cash and cash equivalents and restricted cash	(189)	2,392	(2,581)
Net increase (decrease) in cash and cash equivalents and restricted cash excluding foreign exchange effect	$(131)	$2,187	$(2,318)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $601,000, compared to net cash used by operating activities for the three months ended March 31, 2024 of $6.4 million. The cash used in operations for the three months ended March 31, 2025, resulting from our net loss of $1.3 million, decreases in non-cash expense of $17.2 million related primarily to the stock-based compensation expenses in the prior period as described in “Elimination of Forfeiture Provisions of Options and Stock Grants,” and an increase of $4.8 million in cash from our operating assets and liabilities.  During the three months ended March 31, 2025, our operating assets and liabilities used $195,000 in cash, compared to $4.7 million of cash used in the three months ended March 31, 2024.

Net cash used by operations for the three months ended March 31, 2024 of $6.4 million resulted from net loss of $19.3 million, non-cash expense of $17.6 million, and $4.3 million in cash used in our operating assets and liabilities.

We expect the fluctuations of working capital over time to vary based on the project status and the related project billings of the projects in progress.

Non-cash adjustments changes for the three months ended March 31, 2025:

●	$17.2 million decrease in stock-based compensation expense

●	$77,000 increase from the reduction in gain on early termination of leases

●	$74,000 net increase resulting from equity in income from our equity investments.

●	$68,000 decrease in deferred income taxes.

●	$54,000 net increase from the reduction in gain on debt extinguishment.

●	$29,000 decrease in expenses associated with loss provisions for bad debts, loan losses, inventories, warranty, customer care and production guaranty.

●	$11,000 net decrease in depreciation and amortization expense which includes loan and debt discounts amortization.

Changes in operating assets and liabilities for the three months ended March 31, 2025:

●	$3.9 million increase in cash from accrued expenses and other payables and other liabilities.

●	$2.6 million increase in accounts payable.

●	$1.1 million decrease in inventories.

●	$544,000 decrease in net cash from contract assets related to projects for which the performance obligations have not been satisfied.

●	$295,000 decrease in accounts receivable, other receivables and other current assets

●	$273,000 decrease in customer loans receivable.

●	$41,000 increase in other assets

●	$18,000 decrease in net cash from operating lease liabilities.

Investing Activities

Net cash provided by investment activities for the three months ended March 31, 2025 was $93,000 consisting of the partial principal repayment on the short term loan investments in China.  Net cash used by investing activities for the three months ended March 31, 2024 was approximately $7.0 million, consisting of  $7.0 million short-term investment in two promissory notes, offset by $14,000 of cash proceeds received from disposal of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $377,000, consisting primarily of $500,000 of cash proceeds from the issuance of shares of common stock, offset by $50,000 principal payments on convertible notes, and $69,000 payment of accrued legal settlement.

Net cash provided by financing activities for the three months ended March 31, 2024 was $15.6 million, consisting of $18.2 million of net cash proceeds from our initial public offering in March 2024, offset by $3.0 million principal payments on convertible notes, $69,000 payment of accrued legal settlement, and $4,000 payment on equipment leases.

Cash and Cash Equivalents and Restricted Cash

The following table sets forth, our cash and cash equivalents and restricted cash held by our United States and China segments at March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024

U.S. Segment
Insured cash	$511	$523
Uninsured cash	339	497
	850	1,020
China Segment
Insured cash	24	43
Uninsured cash	-	-
	24	43
Total cash and cash equivalents & restricted cash	874	1,063
Less: Cash and cash equivalents	596	786
Restricted cash	$278	$277

We currently do not plan to repatriate any cash or earnings from any of our non-United States operations because we presently intend to utilize such funds to expand our China operations. Therefore, we do not accrue any China exit taxes related to the repatriation.  However, in the event that we terminate our China segment and repatriate the cash to the United States, we will owe such taxes.

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

We invested $7,000,000 from the proceeds of our initial public offering in an 8% promissory note issued by Webao Limited, a Hong Kong based social media company.  The initial maturity was June 1, 2024 and it was extended at the request of the maker to December 31, 2024 and subsequently extended to June 30, 2025.  Our China segment invested RMB 5,000,000, or approximately $688,000, in a 5% note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd., a PRC-based company.  The initial maturity date was extended at the request of the maker initially to December 25, 2024 and subsequently extended to June 30, 2025. As of May 12, 2025, we had received payments of RMB 1,344,474, or approximately $185,000, on account of this note.  These notes are shown on our balance sheet as short-term investments. Maintaining any significant portion of our cash in non-financial institutions, particularly companies in Hong Kong and China, which do not have any of the protections provided by United States banks, is subject to adverse conditions in the Chinese financial and credit markets, which could impact access to our invested cash and could adversely impact our operating liquidity and financial performance.

Borrowings and Stock Issuances

At March 31, 2025, our current liabilities included secured convertible notes in the principal amount of $10.7 million, secured notes to related parties of $7.4 million and unsecured notes payable of $2.9 million.

Contemporaneously with the execution of our lease with 3080 Landlord and the termination of our former lease with SMXP, a related party, we issued two two-year 8% notes to SMXP in the aggregate principal amount of $1,358,658. These notes provide for quarterly payments of interest during the term with the principal being initially due at maturity.  The initial maturity date in October 2024 was extended to October 10, 2025.

On June 10, 2024, we borrowed $900,000 from an unrelated investment company and issued our one-year 12% promissory note in the principal amount of $900,000.

In March and April 2025, we issued to a total of 2,136,907 shares of common stock to five accredited investors for a total of $1,850,000, which included the cancelation of the $900,000 promissory note described in the previous paragraph.  The shares were issued at prices per share ranging from $0.83 to $.90, which represented 75% of the market price on the date that the investment was made.  Two of the investors were the beneficial owners of the investment company that made the $900,000 loan to the Company and made an additional $100,000 investment and assigned the investment company’s interest in the note and the additional investment to the beneficial owners.

The 2,136,907 shares were issued at a 25% discount to the market price at the time of the investment. No broker was involved in these transactions.

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

The loans from CEF and CEF II become due, as to the investment of each limited partner, four years from the date of the loan and may be extended as may be necessary to meet applicable USCIS immigrant investor visa requirements, which will be the date that the limited partner is eligible for a green card. Under the limited partnership agreements for CEF and CEF II, the limited partners have the right to demand repayment of their capital account when the petition is approved, which demand may trigger a maturity of the loan from CEF or CEF II in the amount of the limited partner’s investment. The initial four-year term of notes in the principal amount of $55.5 million, which were issued to CEF and CEF II, and had expired prior to December 31, 2023 and are on extension until the limited partners meet applicable immigrant investor visa requirements. We cannot determine the period of the extensions. As of March 31, 2025, limited partners whose capital contributions funded loans of $41.5 million had received their green card approval and their extensions expired and one limited partner whose capital contribution funded $500,000 had withdrawn from CEF II and the limited partner’s capital contribution was returned. The petitions of limited partners of CEF whose capital contribution funded loans of $3.5 million are pending.

As the loans matured and the limited partners requested return of their capital contribution, we offered the limited partners, in lieu of the payment by the limited partnership, a convertible note with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to CEF. As of March 31, 2025, we had issued convertible notes in the principal amount of $41.5 million to former limited partners of CEF, of which principal payments of $22.0 million had been made on the anniversary of the respective dates of issuance, and convertible notes in the principal amount of $3.0 million had been purchased by us for $2.1 million, leaving convertible notes in the principal amount of $16.5 million outstanding. As of March 31, 2025, notes to CEF and CEF II in the aggregate principal amount of $11.0 million were outstanding and convertible notes in the principal amount of $16.5 million were outstanding.

Other Debt Obligations

We have a loan for $2.0 million from an unrelated party bearing interest rate at 6% per annum which becomes due at June 30, 2025. This loan had been extended periodically since the original maturity date of April 30, 2021.

Contractual Obligations

Borrowings

Principal maturities for the financing arrangements as of March 31, 2025 are as follows (dollars in thousands):

For the year ending December 31,	Bank and Other Unsecured Loans	EB5 Related Party Loans	Notes Payable - Related Party	Convertible Notes	Total
2025 (remainder of)	$2,900	$4,000	$1,359	$9,720	$17,979
2026	-	2,000	-	3,090	5,090
2027	-	3,000	-	1,690	4,690
2028	-	2,000	-	1,200	3,200
2029	-	-	-	800	800
Total	$2,900	$11,000	$1,359	$16,500	$31,759

Operating Leases

Future minimum lease commitments for office facilities and equipment for each of the next five years as of March 31, 2025, are as follows (dollars in thousands):

For the year ending December 31,	Total
2025 (remainder of)	$1,330
2026	1,768
Total	$3,098

Employment Agreements

On October 7, 2016, we entered into an employment agreement with our chief executive officer, David Hsu, for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreements provide for an annual salary with an increase of not less than 3% and an annual bonus in restricted stock and cash equal to a specified percentage of consolidated revenues for each year. Mr. Hsu’s annual salary for 2023 was $716,431, and his salary for 2024 is at the annual rate of $737,924. We also owe Mr. Hsu $675,000 as the cash payment in connection with his exchange of 1,348,213 restricted shares of common stock for options to purchase 1,428,432 shares of common stock at $5.01 per share and a cash payment of $675,000, which was initially payable by December 15, 2019 and has been extended and is now due commencing on June 30, 2025 in twelve equal monthly installments. In addition, at March 31, 2025, we owed Mr. Hsu $1,833,378, representing deferred salary from 2019, 2020, 2021, 2022, 2023, and 2024 and cash bonuses deferred from 2017 and 2018. Mr. Hsu waived his bonus for 2019, 2020, 2021, 2022, and 2023 as part of the suspension of incentive programs for key employees, and he agreed that the $1,833,378 deferred salary and bonus be paid in twelve equal monthly installments with the first payment becoming due on June 30, 2025.

Cash Requirements

We require substantial funds for our business, and we believe that the cash and cash equivalents and short-term investment, together with cash generated by our operations should enable us to meet our cash requirements for at least the twelve months from the date of this report. However, we cannot assure you that we will not require additional funds to meet our commitments or that funds will be available on reasonable terms, if at all. We have significant debt obligations which mature or may mature during the next year. We have extended our loan obligation to an unrelated third party for $2.0 million to June 30, 2025 and, with respect to the loans made under the EB-5 program, as described above, we are seeking to refinance the loans through the issuance of secured subordinated convertible notes to the limited partners of the lenders. The proposed convertible notes would have a conversion price of 80% of the market price at the date of issuance of the convertible note. We also have obligations to Mr. Hsu described above, approximately $2.5 million of which will be paid in twelve equal monthly installments with the first payment becoming due on February 27, 2025. We cannot assure you that we will be able to negotiate extensions to our loans or refinancing of our EB-5 debt. The willingness of the limited partners of CEF and CEF II to accept convertible notes rather than a cash payment of their investment in the limited partnership may be affected by their perception of our performance and the performance of our common stock, including our low stock price and the possibility of our being delisted from Nasdaq, as well as their perception that they could get a more favorable result with litigation. We cannot assure you that such financing will be available on acceptable, if any terms, which would impair our ability to develop our business. The low price of our common stock may make it difficult for us to issue convertible notes that are convertible at a discount from the market price of our common stock. Our financial statements for the three months ended March 31, 2025 and 2024 have a going concern paragraph.

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

Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenue and expenses recorded in the financial statements. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated. For a discussion of current and deferred taxes, net operating losses and tax credit carryforwards, accounting for uncertainty in income taxes, unrecognized tax benefits, and tax disputes, see Note 20. Income Taxes of “Notes to Consolidated Financial Statements.”

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.   Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

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

Part II - Other Information

Item 1. Legal Proceedings

During 2024, we commenced an arbitration procedures in Shanghai with SPIC to collect on the receivables owed by SPIC related to three completed EPC projects as well as other advances and reimbursements. At December 31, 2024, total receivables due from SPIC were RMB 54.2 million ($7.7 million). Based on the initial arbitration hearing concluded in May 2024, we reserved RMB 4.7 million ($659,000) at December 31, 2024 for a potential disallowed amount. The net balance of the receivable after adjusting for the reserve was RMB 49.5 million ($6.8 million) at December 31, 2024 and was unchanged at March 31, 2025. On April 16, 2025, we received the written arbitration award results confirming the final award amount of RMB 50.1 million ($6.9 million) to be paid 30 days from the date of the award.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in our Form 10-K for the year ended December 31, 2024, on March 19, 2025, we issued to an accredited investor 561,798 shares of common stock for a purchase price of $500,000.

In April 2025, we issued to a total of 1,575,109 shares of common stock to three accredited investors for a total of $1,350,000, which included the cancelation of a $900,000 promissory note due to  an unaffiliated private investment company.  The shares were issued at prices per share ranging from $0.83 to $.90, which represented 75% of the market price on the date that the investment was made.  Two of the investors were the beneficial owners of the investment company that made the $900,000 loan to the Company and made an additional $100,000 investment and assigned the investment company’s interest in the note and the additional investment to the beneficial owners. The Company paid the interest on the note.

These issuances were made at a 25% discount from the market price of the common stock.  No broker was involved in any of the foregoing transactions.  The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The proceeds from the sale are being used for working capital and as payment of the principal amount of a promissory note.

The net proceeds from our initial public offering were approximately $18.6 million.  As of April 30, 2025, we used approximately $0.8 million to make compensation payments due to our former executive vice president and $0.1 million to a former employee pursuant to our agreements with them.  Our initial public offering was commenced on February 28, 2024 pursuant to a registration statement on Form S-1, File. No. 333-26606, which was declared effective by the SEC on February 12, 2024, and the offering was completed on March 5, 2024,

The Company invested $7.0 million from the proceeds of our initial public offering in an 8% promissory note issued by Webao Limited, a Hong Kong based social media company.  The initial maturity was June 1, 2024 and it was extended twice at the request of the maker to June 30, 2025.  The Company‘s China segment invested RMB 5,000,000, or approximately $688,000, in a 5% note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd., a PRC-based company.  The initial maturity was June 25, 2024 and it was extended twice at the request of the maker to June 30, 2025. These notes are shown on the Company’s balance sheet as short-term investments.  The principal amount of $6.2 million is outstanding on May 12, 2025. As of May 12, 2025, the Company received payments of RMB 1,344,474, or approximately $185,000, on account of this note, leaving a balance of RMB 3,655,525.

The balance of the proceeds was used for working capital, which included $5.5 million principal payments on convertible notes and $276,000 payment on legal settlement with former EB-5 noteholders, and the proceeds from the short-term investments will be used for working capital.

Item 5. Other Information

During the three months ended March 31, 2025, no officer or director adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Effective May 1, 2025, our common stock has been traded on The Nasdaq Capital Market.  It had been previously traded on The Nasdaq Global Market.

On April 29, 2025, we were notified by Marcum LLP (“Marcum”) that Marcum resigned as our  independent registered public accounting firm effective April 29, 2025. On November 1, 2024, CBIZ CPAs P.C. (“CBIZ”) acquired the attest business of Marcum. Substantially all of the partners and staff that provided attestation services with Marcum joined CBIZ. On May 5, 2025, with the approval of the Audit Committee of the Company’s Board of Directors, CBIZ was engaged as our independent registered public accounting firm. Please refer to our Form 8-K filed May 5, 2025 for further information.

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

SOLARMAX TECHNOLOGY, INC

Date: May 16, 2025	By:	/s/ David Hsu
David Hsu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen Brown
Stephen Brown, Chief financial Officer
(Principal Financial Officer)

