Form 10-Q
period 2025-06-30
SolarMax Technology, Inc.
filed 2025-08-14
CIK 1519472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of the registrant’s common stock outstanding as of August 1, 2025 was 54,302,950.

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

Part I - Financial Information

Item 1. Unaudited Financial Statements

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,915,639	$786,333
Accounts receivable, net	3,454,987	4,231,575
Held to maturity debt investments	6,203,230	6,337,574
Contract assets, net	512,543	474,280
Receivable from SPIC, net	2,806,316	2,963,272
Customer loans receivable, current, net	1,146,050	1,287,397
Inventories, net	1,586,494	1,302,568
Deferred project costs	2,129,897	1,841,509
Other receivables and current assets, net	1,786,842	1,725,351
Total current assets	21,541,998	20,949,859
Property and equipment, net	164,980	200,889
Operating lease right-of-use assets	2,420,513	3,178,978
Investments in unconsolidated solar project companies	10,334,876	10,020,888
Customer loans receivable, noncurrent, net	2,585,464	3,076,186
Restricted cash, noncurrent	278,567	276,744
Other assets	917,591	926,347
Total assets	$38,243,989	$38,629,891

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,909,408	$2,665,721
Operating lease liabilities, current	1,644,889	1,571,084
Unsecured loans, current	2,000,000	2,900,000
Secured loans from related parties, current	7,358,658	5,358,658
Secured convertible notes, current	11,536,667	9,770,000
Accrued expenses and other payables	13,348,730	12,474,559
Total current liabilities	39,798,352	34,740,022
Operating lease liabilities, noncurrent	868,974	1,712,330
Secured loans from related parties, noncurrent, net of debt discount and issuance costs	5,000,000	7,000,000
Secured convertible notes, noncurrent, net of debt discount and issuance costs	4,569,924	6,530,448
Deferred tax liability	1,459,078	1,620,495
Other liabilities	1,654,261	2,105,538
Total liabilities	53,350,589	53,708,833
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized, none issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.001 per share; 297,225,000 shares authorized, 49,852,037 and 46,532,355 shares issued as of June 30, 2025 and December 31, 2024, respectively, and 48,590,542 and 45,270,860 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	49,852	46,532
Additional paid-in capital	95,049,950	91,889,317
Treasury stock, at cost, 1,248,345 shares at June 30, 2025 and December 31, 2024	(1,979,294)	(1,979,294)
Accumulated deficit	(106,781,324)	(103,586,305)
Accumulated other comprehensive loss	(1,445,784)	(1,449,192)
Total stockholders’ equity (deficit)	(15,106,600)	(15,078,942)
Total liabilities and stockholders’ equity (deficit)	$38,243,989	$38,629,891

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
			(Unaudited)
Revenues	$6,883,004	$4,454,301	$13,810,473	$10,218,375
Cost of revenues (includes stock-based compensation expense of $0 and $1,264,690 for the six months ended June 30, 2025 and 2024, respectively)	6,278,443	3,866,218	11,786,841	10,094,699
Gross profit	604,561	588,083	2,023,632	123,676
Operating expenses:
General and administrative (includes stock-based compensation expense of $0 and $15,945,598 for the six months ended June 30, 2025 and 2024, respectively)	2,302,564	2,900,745	4,798,127	21,151,855
Selling and marketing	70,691	86,907	149,703	252,129
Total operating expense	2,373,255	2,987,652	4,947,830	21,403,984
Operating income (loss)	(1,768,694)	(2,399,569)	(2,924,198)	(21,280,308)
Other income (expense):
Interest income	226,664	141,311	346,869	157,103
Interest expense	(362,637)	(384,866)	(732,040)	(769,229)
Equity in income (loss) of solar project companies	144,006	238,819	129,746	298,982
Gain (loss) on debt extinguishment	(313,953)	222,266	(313,953)	275,908
Gain (loss) on early termination of lease	-	-	-	77,207
Other income (expense), net	69,620	(97,069)	128,706	(305,757)
Total other income (expense)	(236,300)	120,461	(440,672)	(265,786)
Income (loss) before income taxes	(2,004,994)	(2,279,108)	(3,364,870)	(21,546,094)
Income tax provision (benefit)	(106,217)	(114,884)	(169,851)	(110,083)
Net income (loss)	$(1,898,777)	$(2,164,224)	$(3,195,019)	$(21,436,011)
Net income (loss) per share
Basic	$(0.04)	$(0.05)	$(0.07)	$(0.50)
Diluted	$(0.04)	$(0.05)	$(0.07)	$(0.50)
Weighted average shares used to compute net income (loss) per share
Basic	45,824,048	41,477,573	45,370,002	43,230,183
Diluted	45,824,048	41,477,573	45,370,002	43,230,183

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
			(Unaudited)
Net income (loss)	$(1,898,777)	$(2,164,224)	$(3,195,019)	$(21,436,011)
Other comprehensive income (loss)
Foreign currency translation adjustments	2,629	(64,577)	3,408	(272,534)
Total comprehensive income (loss)	$(1,896,148)	$(2,228,801)	$(3,191,611)	$(21,708,545)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2025 and 2024

									Accumulated
					Additional				Other
	Preferred Stock		Common Stock		Paid-	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	In Capital	Shares	Amount	Deficit	Loss	Total
Balance at March 31, 2025 (Unaudited)	-	$-	47,094,153	$47,094	$92,388,755	(1,261,495)	$(1,979,294)	$(104,882,547)	$(1,448,413)	$(15,874,405)
Shares issued from private placement	-	-	2,757,884	2,758	2,661,195	-	-	-	-	2,663,953
Net income (loss)	-	-	-	-	-	-	-	(1,898,777)	-	(1,898,777)
Currency translation adjustments	-	-	-	-	-	-	-	-	2,629	2,629
Balance at June 30, 2025 (Unaudited)	-	$-	49,852,037	$49,852	$95,049,950	(1,261,495)	$(1,979,294)	$(106,781,324)	$(1,445,784)	$(15,106,600)

	Preferred Stock		Common Stock		Additional Paid-	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	In Capital	Shares	Amount	Deficit	Loss	Total
Balance at March 31, 2024 (Unaudited)	-	$-	46,231,142	$46,231	$90,563,721	(1,248,345)	$(1,808,889)	$(87,895,756)	$(1,490,545)	(585,238)
Shares issued for options exercised	-	-	36,563	37	(37)	-	-	-	-	-
Net income (loss)	-	-	-		-	-	-	(2,164,224)	-	(2,164,224)
Currency translation adjustments	-	-	-	-	-	-	-	-	(64,577)	(64,577)
Balance at June 30, 2024 (Unaudited)	-	$-	46,267,705	$46,268	$90,563,684	(1,248,345)	$(1,808,889)	$(90,059,980)	$(1,555,122)	$(2,814,039)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	In Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2024	-	$-	46,532,355	$46,532	$91,889,317	(1,261,495)	$(1,979,294)	$(103,586,305)	$(1,449,192)	$(15,078,942)
Shares issued from private placement	-	-	3,319,682	3,320	3,160,633	-	-	-	-	3,163,953
Net income (loss)	-	-	-	-	-	-	-	(3,195,019)	-	(3,195,019)
Currency translation adjustments	-	-	-	-	-	-	-	-	3,408	3,408
Balance at June 30, 2025 (Unaudited)	-	$-	49,852,037	$49,852	$95,049,950	(1,261,495)	$(1,979,294)	$(106,781,324)	$(1,445,784)	$(15,106,600)

	Preferred Stock		Common Stock		Additional Paid-	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	In Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2023	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,623,969)	$(1,282,588)	$(15,887,828)
Stock-based compensation	-	-	-	-	17,210,288	-	-	-	-	17,210,288
Shares issued on warrants exercised	-	-	207,311	207	(207)	-	-	-	-	-
Shares issued for options exercised	-	-	36,563	37	(37)	-	-	-	-	-
Initial public offering	-	-	5,039,950	5,040	18,571,997	-	-	-	-	18,577,037
Public offering costs previously capitalized	-	-	-	-	(1,004,991)	-	-	-	-	(1,004,991)
Net income (loss)	-	-	-	-	-	-	-	(21,436,011)	-	(21,436,011)
Currency translation adjustments	-	-	-	-	-	-	-	-	(272,534)	(272,534)
Balance at June 30, 2024 (Unaudited)	-	$-	46,267,705	$46,268	$90,563,684	(1,248,345)	$(1,808,889)	$(90,059,980)	$(1,555,122)	$(2,814,039)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024

Operating activities
Net income (loss)	$(3,195,018)	$(21,436,011)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	35,800	47,470
Amortization of loan discounts on customer loan receivables	-	(2,207)
Amortization of convertible note discount and debt issuance costs	56,143	95,969
Amortization of operating lease right-of-use assets	758,465	728,618
Provision for (recovery of) credit losses and loan losses	(38,517)	72,415
Provision for excess and obsolete inventories	3,500	50,275
Provision for warranty and production guaranty	106,492	112,157
Equity in loss (income) of investment in excess of distribution received	(129,746)	(298,982)
Deferred income tax provision	(188,733)	57,801
(Gain) loss on disposal of property and equipment	65,143	(14,471)
(Gain) loss on debt extinguishment	313,953	(275,908)
Gain on early termination of lease	-	(77,207)
Stock-based compensation	-	17,210,288
Changes in operating assets and liabilities:
Accounts Receivable	818,816	(386,812)
Contract Assets	(38,263)	(119,086)
Receivables from SPIC and project companies	208,521	-
Customer loans receivable	686,330	1,177,316
Inventories	(287,426)	(266,297)
Other receivables and current assets	(335,418)	879,626
Other assets	8,756	(28,224)
Accounts payable	1,178,687	(1,271,873)
Operating lease liabilities	(769,551)	(716,864)
Accrued expenses and other payables	910,591	(3,130,503)
Other liabilities	(548,957)	(429,703)
Net cash provided by (used in) operating activities	(380,432)	(8,022,213)

Investing activities
Purchase of short-term investments	-	(7,688,222)
Principal repayment on debt investments	137,509	-
Proceeds from disposal of property and equipment	-	14,473
Net cash provided by (used in) investing activities	137,509	(7,673,749)
Financing activities
Accrued legal settlement	(138,134)	(207,201)
Net proceeds from initial public offering	-	18,577,037
Proceeds from private placement sale of common stock	1,950,000	-
Proceeds from unsecured loan	-	900,000
Principal payment on convertible notes	(250,000)	(5,045,233)
Repayment on equipment capital lease	(8,810)	(8,485)
Net cash provided by (used in) financing activities	1,553,056	14,216,118
Effect of exchange rate	(179,004)	259,382
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,131,129	(1,220,462)
Cash, cash equivalents, and restricted cash, beginning of period	1,063,077	2,893,816
Cash, cash equivalents, and restricted cash, end of period	$2,194,206	$1,673,354

Supplemental disclosures of cash flow information:
Interest paid in cash	$362,193	$820,746
Income taxes paid in cash	$14,230	$2,000

Non-cash activities for investing and financing activities:
Exchange of unsecured loan for common stock	$900,000	$-
Convertible notes issued to non-related parties in connection with cancellation of EB-5 loans	$-	$5,000,000

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

	As of June 30,
	2025	2024

Cash balance at the beginning of the year:
Cash and cash equivalents	$786,333	$2,539,312
Restricted cash, noncurrent	276,744	354,504
	$1,063,077	$2,893,816

Cash balance at the end of the year:
Cash and cash equivalents	$1,915,639	$1,359,990
Restricted cash, noncurrent	278,567	313,364
	$2,194,206	$1,673,354

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

In 2015, the Company commenced operations in the People’s Republic of China (the “PRC”) with the acquisition of two subsidiaries, Chengdu Zhonghong Tianhao Technology Co., Ltd. (together with its subsidiaries, "ZHTH”), and Jiangsu Zhonghong Photovoltaic Electric Co., Ltd. ("ZHPV”).  The Company did not generate any revenue from its China segment subsequent to 2021, and the China segment does not have any projects or agreements as of the date of the issuance of this report.  All of the Company’s revenue for the six months ended June 30, 2025 and 2024 was generated by the United States segment, and all of the cost of revenue related to the United States segment.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 and for any other interim period or other future year.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation. Amounts reported in the condensed consolidated financial statements are stated in U.S. dollars, unless stated otherwise. The functional currency of the Company’s PRC subsidiaries is the Chinese renminbi (“RMB”). These transactions are translated from the local currency into U.S. dollars at exchange rates during or at the end of the reporting period.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.  These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include the cost-based inputs to estimate revenues on long-term construction contracts, the collectability of accounts receivable and loans receivable and, the receivable from SPIC and loans receivable, the value of investments in unconsolidated solar project companies, the value and collectability of short-term investments, the useful lives and impairment of property and equipment, goodwill, the fair value of stock options granted and stock-based compensation expense, warranty and customer care reserve, the valuation of deferred tax assets, inventories and provisions for income taxes. Actual results could differ materially from those estimates.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company’s history of net losses and negative cash flow from operating activities, including its net loss and negative cash flow for the six months ended June 30, 2025, along with its increased accumulated deficit and stockholders’ deficit raise substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2025, the Company reported a working capital deficit of approximately $18.3 million.  In addition, the Company's accumulated deficit was approximately $106.8 million and the stockholders’ deficit was approximately $15.1 million. In connection with these condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities, and significant current debt.

As of June 30, 2025, the Company’s principal sources of liquidity consisted of approximately $1.9 million of cash and cash equivalents, proceeds from the sale of common stock and cash generated by the Company's operations. The Company believes its current cash balances coupled with anticipated cash generated from operations will be sufficient to meet the Company’s working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements, excluding approximately $20.9 million of debt that is due in the next twelve months which the Company is seeking to have exchanged for five-year convertible notes. Management is focused on expanding the Company’s existing business, as well as its customer base to expand its marketing to commercial solar installations in the United States. The Company is looking to continue to negotiate an exchange of a large portion of the approximately $6.0 million of the current portion of long-term related party loans for convertible notes that mature in periods beyond one year. The Company cannot predict whether it will be successful in these efforts or whether it will be necessary to change the proposed terms of any such exchanges. During the six months ended June 30, 2025, the Company raised a total of approximately $2.9 million from the sale of common stock at a 25% discount from market. Under the Nasdaq regulations, the Company may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

As a result of the above, there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption, or obtain the exchange of any of its current debt for secured convertible debt and thus maintain sufficient cash balances for its planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. If the Company generates business for its China segment, and no assurance can be given that it will be successful in such efforts, any revenue and cash flow from the Company’s China  segment would be irregular because of the timing of solar projects and the significant funding requirements for its China operations, particularly during periods when there is little or no revenue or cash flow from projects. As of June 30, 2025, the Company did not have any agreements for its China segment and was not in negotiation with respect to any agreement. In the event that the Company is not able to develop business in China, the Company may terminate its China operations.

The Company is likely to require additional capital in the future. In view of the foregoing and the low price of the Company’s common stock and the possibility that the common stock may be delisted from Nasdaq, the Company cannot assure you that it will be able to raise additional capital on acceptable terms, if at all.

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

Held-to-maturity Debt Investments

Held to maturity debt investments consist of  note receivables with original maturities of 12 months or less and are accounted for at amortized cost.

Restricted Cash

Restricted cash includes cash held to collateralize ACH transactions and outstanding credit card borrowing facilities.

Restricted cash at June 30, 2025 and December 31, 2024 consisted of:

	June 30, 2025	December 31, 2024

Deposit held by a US financial institution as collateral for ACH transactions and business credit cards – US Segment	$278,567	$276,744

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

For the Six Months Ended June 30, 2025 and 2024

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

Customer Loans Receivable

In the U.S. segment, prior to 2021, the Company offered its customers who meet the Company’s credit eligibility standards the option to finance the purchase of solar energy systems through installment loans underwritten through SolarMax Financial. All loans are secured by the solar energy systems or other projects being financed. The outstanding customer loan receivable balance is presented net of an allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on the customer loans. In determining expected credit losses, the Company considers its historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. Loans offered at the promotional interest rate below the market interest rate are accounted for as loan discounts and are amortized on an effective interest method to interest income over the terms of the loans. The Company has not entered into any new loan agreements since early 2020, and its revenues from financing related to its existing loan portfolio, and the Company does not have any present intention to resume financing the sale of its systems internally.

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of assets acquired and liabilities assumed. The Company had no goodwill at June 30, 2025 and December 31, 2024. The Company’s goodwill had been derived from the acquisitions of businesses in China in April 2015, and the Company recognized impairment loss for the entire balance of the goodwill of $7.5 million for the year ended December 31, 2024.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

There was no impairment loss on the Company's property and equipment for the three and six months ended June 30, 2025 and 2024.

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

At June 30, 2025 and December 31, 2024, the Company has unconsolidated investments in the PRC related to its 30% non-controlling interests in three project companies for which it transferred a 70% interest in 2021 to SPIC, which operates the project companies.

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

Because the Company’s investments include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any reporting period, the investment is reviewed to determine if the impairment is other than temporary. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company monitors its investments in unconsolidated entities periodically for impairment. The Company does not have the ability to monetize its equity interest in these investments. No impairment indicators were identified and no impairment losses were recorded during the three and six months ended June 30, 2025 and 2024.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Quality Warranty for EPC Services

For the PRC segment, the Company provides construction quality warranty on Engineering, Procurement and Construction (“EPC”) services generally for one year after completion. The customer typically retains 3-5% of the contract price which will not be paid to the Company until the expiration of the warranty period which is accounted by the Company as retainage receivable. The Company currently provides a reserve for such potential liabilities based on a nominal percentage of project revenues for the PRC segment in the approximate amount of $245,000 and $241,000 as of June 30, 2025 and December 31, 2024, respectively, which is included in accrued expenses and other liabilities. To date the Company has not incurred significant claims on the quality warranty. The liability is reversed when the warranty period expires.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

The following table presents the fair value and carrying value of the Company’s cash equivalents, loans receivable and borrowings as of June 30, 2025:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Cash equivalents	$278,566	$-	$-	$278,567
Customer loans receivable	-	-	4,065,663	3,731,514
Held to maturity debt investments		6,203,230	-	6,203,230
Liabilities
Bank and other loans	-	2,000,000	-	2,000,000
Secured loans from related parties	-	-	10,243,620	11,000,000
Secured convertible debt	-	-	7,668,780	16,106,591

The following table presents the fair value and carrying value of the Company’s cash equivalents, loans receivable and borrowings as of December 31, 2024:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Cash equivalents	$276,744	$-	$-	$276,744
Customer loans receivable	-	-	4,686,809	4,363,583
Held to maturity debt investments	-	6,337,574	-	6,337,574
Liabilities
Bank and other loans	-	2,900,000	-	2,900,000
Secured loans from related parties	-	-	10,054,200	12,358,658
Secured convertible debt	-	-	12,172,858	16,300,448

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

For the Six Months Ended June 30, 2025 and 2024

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

For the Six Months Ended June 30, 2025 and 2024

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

For the Six Months Ended June 30, 2025 and 2024

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

Solar Leases and Solar Power Purchase Agreements (PPAs) in the U.S.

The Company has entered into long-term solar leases as well as the sale of energy generated by PV solar power systems under PPAs that do not meet the criteria for recognition under ASC 842, either because the agreements are not deemed to contain a lease, or the agreements qualify for the short-term lease exemption. These systems were installed on the customers’ properties but are owned by the Company.

Loan Interest Income

In the past, the Company provided installment financing to qualified customers in the United States to purchase residential or commercial photovoltaic systems, energy storage systems, as well as LED products and services, and some of these loans remain outstanding. The Company has not entered into new loans since early 2020, and its revenues are from financing related to its existing loan portfolio. Customer loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by an allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the interest method. The interest method is applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Interest on loans generally continues to accrue until the loans are charged off. Premiums and discounts are recognized as yield adjustments over the term of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is not to hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value. There were no loans held-for-sale at June 30, 2025 and December 31, 2024.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

The following table summarizes the Company’s revenue by product line for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
			(Unaudited)
Solar energy and battery storage systems
Sales on non-installment basis	$5,453,069	$2,719,240	$8,510,959	$7,051,730
Third-party leasing arrangements	418,621	385,827	3,139,403	675,005
Solar lease revenues	15,273	18,820	30,945	37,640
Solar power purchase agreement revenues	3,958	7,101	5,992	11,059
Total solar energy and battery storage systems	5,890,921	3,130,988	11,687,299	7,775,434
LED projects	911,092	1,230,327	1,970,277	2,248,337
Financing revenue	80,991	92,986	152,897	194,604
Total revenues	$6,883,004	$4,454,301	$13,810,473	$10,218,375

Advertising Costs

The Company charges advertising and marketing costs related to radio, internet and print advertising to operations as incurred. Advertising and marketing costs for the three months ended June 30, 2025 and 2024 were approximately $71,000 and $87,000, respectively. Advertising for the six months ended June 30, 2025 and 2024 were approximately $150,000 and $252,000, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. For the six months ended June 30, 2025 and 2024, the Company did not incur any related interest and penalties.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of June 30, 2025 and December 31, 2024, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Comprehensive Income (Loss)

The Company accounts for comprehensive income loss in accordance with ASC 220, Income Statement – Reporting Comprehensive Income (“ASC 220”). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of June 30, 2025 and December 31, 2024 is the currency translation adjustment.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2025 because the effect would be antidilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest for both employees and non-employees. Stock-based compensation expense includes the compensation cost for all share-based payments granted to employees and non-employees, net of estimated forfeitures, over the employee requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported.

Foreign Currency

Amounts reported in the condensed consolidated financial statements are stated in U.S. dollars. The Company’s subsidiaries in the PRC use the Chinese RMB as their functional currency and all other subsidiaries use the U.S. dollar as their functional currency.

In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity (deficit) as part of accumulated other comprehensive income (loss). Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Income (loss) on those foreign currency transactions of approximately $3,000 and $(65,000) for the three months ended June 30, 2025 and 2024, respectively, are included in other income (expense), net for the period in which exchange rates change. Income (loss) on those foreign currency transactions of approximately $3,000 and $(273,000) for the six months ended June 30, 2025 and 2024, respectively, are included in other income (expense), net for the period in which exchange rates change.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has two operating segments, the United States and China; however, the Company has one reporting segment which is the operation in the United States for the three and six months ended June 30, 2025. Prior to January 1, 2024, the Company considered its operation in China a reporting segment. However, because the operation in China has had no significant revenues since 2022, the Company no longer considers its operation in China to be a reporting segment.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Recently Issued Accounting Pronouncements

As an emerging growth company, the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities and Exchange Act of 1934.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 and does not expect that adoption of this standard will have a material impact on the Company's income tax disclosures.

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

3. Cash, Cash Equivalents and Restricted Cash

As of June 30, 2025 and December 31, 2024, insured and uninsured cash including the balance classified as restricted cash were as follows:

	June 30, 2025	December 31, 2024

US Segment
Insured cash	$750,215	$523,096
Uninsured cash	374,715	497,311
	1,124,930	1,020,407
China Segment
Insured cash	326,814	42,669
Uninsured cash	742,462	-
	1,069,276	42,669
Total cash and cash equivalents and restricted cash	2,194,206	1,063,076
Less: Cash and cash equivalents	1,915,639	786,332
Restricted cash	$278,567	$276,744

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

4. Accounts Receivable, Net

The activity of the allowance for credit losses for accounts receivable for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
	2025	2024

Balance – beginning of period	$40,826	$4,598
Provision for credit losses	15,743	33,549
Balance – end of period	$56,569	$38,147

5. Held to maturity debt investments

In March 2024, the Company's United States segment made  investments of $7.0 million in 8% promissory notes due June 1, 2024 issued by Webao Limited, an unrelated party, based in Hong Kong. The maturity date of the notes has been extended at the request of the maker to December 31, 2025. The total amortized cost, the fair value and the carrying value of the investments is $5.7 million at June 30, 2025. There was no unrecognized holding gains or losses and other-than-temporary impairment recognized on this investment at June 30, 2025.

In March 2024, the Company's China segment made  investments of RMB 5.0 million (approximately $688,000) in a 5% promissory note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd., an unrelated party based in PRC. The maturity date of the note has been extended at the request of the maker to September 30, 2025. At June 30, 2025, the unpaid balance of the promissory note was RMB 3.6 million (approximately $503,000).

6. Receivable from SPIC, Net

At June 30, 2025 and December 31, 2024, the net receivable from SPIC was RMB 40.8 million ($5.7 million), and RMB 49.5 million ($6.9 million), respectively and relate to four EPC projects the Company’s China segment completed in 2020 and 2021 for SPIC, a state-owned company in China.  Due to the COVID-19 pandemic the Company was not able to collect and initiate the payment discussions with SPIC until 2023. Subsequently, an arbitration was held in 2024 for three of the four projects, under which the Company received the final arbitration awards of RMB 50.1 million ($6.9 million) in April 2025. In May 2025, a payment plan was agreed to with SPIC on all four projects for a total payment of RMB 51.9 million ($7.2 million) including reimbursements for arbitration fees, legal fees and other fees and interests. In May 2025, the Company received a payment of RMB 8.7 million ($1.2 million) and in July 2025 the Company received two additional payments totaling RMB 19.5 million ($2.7 million). Additional payments are also scheduled to be received during the remainder of 2025.

7. Customer Loans Receivable

Prior to 2021, the Company provided financing to qualified customers to purchase residential or commercial photovoltaic systems, as well as other products the Company offered in the U.S. Depending on the credit rating of customers, the interest rate generally ranges from 0.00% to 10.99% per annum with financing terms ranging from one to fifteen years. At June 30, 2025 and December 31, 2024, the percentage of the Company’s loan portfolio with a 0% interest rate is 0.4% and 0.4%, respectively.

The customer gives the Company a security interest in the photovoltaic systems and other products financed.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at June 30, 2025:

					June 30, 2025
	2023	2022	2021	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$-	$3,506,675	3,506,675	88.6%
Near-prime - FICO score 620 to 679	-	6,457	-	360,283	366,740	9.1%
Sub-prime - FICO score less than 620	-	-	-	70,726	70,726	1.8%
Business entity — FICO not available	-	-	20,681	-	20,681	0.5%
Total Customer Loan Receivables, gross	$-	$6,457	$20,681	$3,937,684	$3,964,822	100.0%

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at December 31, 2024:

						December 31, 2024
	2023	2022	2021	2020	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$-	$23,094	$4,000,091	$4,023,185	86.7%
Near-prime - FICO score 620 to 679	-	12,699	-	2,809	481,901	497,409	10.7%
Sub-prime - FICO score less than 620	-	-	-	-	83,973	83,973	1.8%
Business entity — FICO not available	-	-	31,904	7,194	-	39,098	0.8%
Total Customer Loan Receivables, gross	$-	$12,699	$31,904	$33,097	$4,565,965	$4,643,665	100.0%

Customer loans receivable consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Customer loans receivable, gross	$3,964,822	$4,643,665
Allowance for loan losses	(233,308)	(280,082)
Customer loans receivable, net	3,731,514	4,363,583
Less: Current portion	1,146,050	1,287,397
Non-current portion	$2,585,464	$3,076,186

Principal maturities of the customer loans receivable at June 30, 2025 are summarized as follows:

For the year ending December 31,	Amount
2025 (remainder of)	$575,180
2026	1,115,625
2027	969,190
2028	691,502
2029	398,880
Thereafter	214,445
Total customer loans receivable	$3,964,822

The Company is exposed to credit risk on the customer loans receivable. Credit risk is the risk of loss arising from the failure of customers to meet the terms of their contracts with the Company or otherwise fail to perform as agreed.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

The activity in the allowance for loan losses for customer loans receivable for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
	2025	2024

Balance – beginning of period	$280,082	$256,808
Provision (recovery) for loan losses	(54,261)	38,866
Chargeoffs and adjustments	7,487	20,704
Balance – end of period	$233,308	$316,378

Total interest income on the customer loans receivable included in revenues was approximately $80,000 and $92,000 for the three months ended June 30, 2025 and 2024, respectively. Total interest income on the customer loans receivable included in revenues was approximately $151,000 and $192,000 for the six months ended June 30, 2025 and 2024, respectively.

8. Inventories, Net

The activity in the reserve for excess and obsolete inventories for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
	2025	2024

Balance – beginning of period	$642,297	$596,367
Provision for excess and obsolete inventories	3,500	50,275
Balance – end of period	$645,797	$646,642

Inventories consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Solar panels, inverters, battery storage and components	$1,424,393	$1,342,148
LED lights	807,898	602,717
Total inventories, gross	2,232,291	1,944,865
Less: reserve for excess and obsolete inventories	(645,797)	(642,297)
Total inventories, net	$1,586,494	$1,302,568

9. Other Receivables and Current Assets, Net

Other receivables and current assets, net consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Receivable from Seller (Uonone Group - Note 16)	$427,118	$419,471
Prepaid expenses and other current assets	1,121,244	626,820
Advances to suppliers	217,758	667,140
Accrued interest on customer loans receivable	20,722	11,920
Total other receivables and current assets	$1,786,842	$1,725,351

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

10. Property and Equipment, Net

Components of property and equipment, net are as follows:

	June 30, 2025	December 31, 2024

Automobiles	$725,411	$723,703
Furniture and equipment	1,377,974	1,375,634
Solar systems leased to customers	1,663,469	1,663,468
Leasehold improvements	2,290,677	2,287,650
Total property and equipment, gross	6,057,531	6,050,455
Less: accumulated depreciation and amortization	(5,892,551)	(5,849,566)
Total property and equipment, net	$164,980	$200,889

For the three months ended June 30, 2025 and 2024, depreciation expenses were approximately $16,000 and $25,000, respectively. For the six months ended June 30, 2025 and 2024, depreciation expenses were approximately $36,000 and $49,000, respectively.

11. Goodwill

The activity of goodwill is as follows:

	June 30, 2025	December 31, 2024

Balance – beginning of period	$-	$7,584,779
Effect of exchange rate	-	(122,891)
Asset impairment	-	(7,461,888)
Balance – end of period	$-	$-

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

12. Investments in Unconsolidated Solar Project Companies

The Company has a 30% non-controlling interest in three PRC companies that were project subsidiaries that performed EPC services.  Upon completion of the project, a 70% equity interest in the project subsidiary was transferred to the customer, with the customer having a first right of refusal to purchase the 30% interest in the project subsidiary during a specified period.  Upon the transfer of the 70% interest in these entities, the entities, which are referred to by the projects for which the Company’s China segment performed services, were de-consolidated and the Company’s 30% non-controlling interest is treated as an equity investment.  These companies have no obligation to pay any payment to the Company with respect to its shares of net income.  Activity in the Company’s 30% non-controlling investments in these entities’ solar project companies in the China segment for the six months ended June 30, 2025 and June 30, 2024 is reflected in the following tables:

Investee	Investment Balance at December 31, 2024	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at June 30, 2025
Yilong #2	$4,345,909	$53,167	$79,866	$4,478,942
Xingren	2,070,551	28,094	38,084	2,136,729
Ancha	3,604,428	48,485	66,292	3,719,205
Total	$10,020,888	$129,746	$184,242	$10,334,876

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Investee	Investment Balance at December 31, 2023	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at June 30, 2024
Yilong #2	$4,213,276	$127,743	$(114,462)	$4,226,557
Xingren	2,031,774	49,112	(55,079)	2,025,807
Ancha	3,453,258	122,127	(93,978)	3,481,407
Total	$9,698,308	$298,982	$(263,519)	$9,733,771

The following tables present the summary of the combined financial statements of the three solar project companies in which the Company has a 30% equity interest as of June 30, 2025 and December 31, 2024, and for the six months ended June 30, 2025 and 2024:

	June 30, 2025	December 31, 2024

Current assets	$22,784,410	$23,521,069
Non-current assets	69,371,135	68,737,593
Total assets	$92,155,545	$92,258,662

Current liabilities	$3,070,897	$2,987,980
Noncurrent liabilities	55,906,272	55,663,978
Members’ capital	33,178,376	33,606,704
Total liabilities and members’ capital	$92,155,545	$92,258,662

	Six Months Ended June 30,
	2025	2024

Revenue	$4,004,050	$4,678,640
Gross profit	$1,605,279	$1,967,492
Net income	$432,488	$996,607

Revenue of these project companies is generated from the power purchase agreements with the PRC utility companies as well as government subsidies.

13. Financing Arrangements

As of June 30, 2025 and December 31, 2024, the Company had the following borrowings:

	June 30, 2025	December 31, 2024

Unsecured loan from unrelated party at 8.0% fixed interest due June 30, 2025, cancelled in July 2025 in exchange for common shares (see Note 19)	$2,000,000	$2,000,000
Unsecured loan from unrelated party at 12.0% fixed interest due June 30, 2025, cancelled in April 2025 in exchange for common shares (see Note 19)	-	900,000
Secured convertible notes payable at 4.0% per annum, due various dates through September 2029	16,300,000	16,550,000
EB-5 loans - see details below	11,000,000	11,000,000
Notes payable from SMX Property, a related party, at 8% per annum, due October 10, 2025	1,358,658	1,358,658
Total	30,658,658	31,808,658
Less: debt discount and debt issuance costs	(193,409)	(249,552)
Current portion	(20,895,325)	(18,028,658)
Noncurrent portion	$9,569,924	$13,530,448

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Unsecured Loans

On April 16, 2025, the $900,000 unsecured promissory note was assigned by the original creditor to two unrelated individuals, who then exchanged the promissory note for a total of 1,046,512 shares of the Company's common stock at a purchase price of $0.86 per share, representing a discount of 25% of the fair value of the share. In connection with the exchange, the Company recognized a loss from debt extinguishment of $313,953 based on the fair value of the common stock relative to the sale price of the shares.

On April 3, 2025, the $2,000,000 unsecured promissory note was transferred to another unrelated PRC individual under the same terms, who subsequently cancelled the promissory note on July 31, 2025 through exchanging the promissory note for 2,702,703 shares of the Company's common stock at a purchase price of $0.74 per share, representing a discount of 25% of the fair value of the share. In connection with this transaction, the Company recognized a loss from debt extinguishment of $675,676  in July 2025 based on the fair value of the common stock relative to the sale price of the shares.

Related party EB-5 financings

The Company’s borrowings under the EB-5 program from related parties consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

$45.0 million loan from Clean Energy Funding, LP	$3,500,000	$3,500,000
$13.0 million loan from Clean Energy Funding II, LP	7,500,000	7,500,000
Total	11,000,000	11,000,000
Less: current portion	(6,000,000)	(4,000,000)
Noncurrent portion	$5,000,000	$7,000,000

On January 3, 2012, Clean Energy Fund, LP (“CEF”) entered into a secured loan agreement with SREP, a wholly owned subsidiary of the Company. Under the secured loan agreement, CEF agreed to make loans to SREP in an amount not to exceed $45.0 million, to be used to finance the installment purchases for customers of the solar energy systems. A total of $45.0 million was lent. The loan accrues interest at 3% per annum, payable quarterly in arrears. Each advanced principal amount is due and payable 48 months from the advance date or the U.S. Immigration Form I-829 approval date of the CEF limited partner who made the investment in CEF, if later. The I-829 petition includes evidence that the immigrant investors successfully met all U.S. Citizenship and Immigration Services requirements of the EB‑5 program. As of June 30, 2025 and December 31, 2024, the principal loan balance was $3.5 million and $3.5 million, respectively.

On August 26, 2014, Clean Energy Funding II, LP (“CEF II”) entered into a secured loan agreement with LED, a wholly-owned subsidiary of the Company, for up to $13.0 million. A total of $10.5 million was lent. The proceeds of the loan were used by LED for its operations. The loan accrues interest at fixed interest rate of 3.0% per annum, payable quarterly in arrears. Each advance of principal is due and payable in 48 months or the U.S. Immigration Form I-829 approval date of the CEF II limited partner who made the investment in CEF II, if longer. As of June 30, 2025 and December 31, 2024, the principal loan balance was $7.5 million and $7.5 million, respectively.

The general partner of CEF and CEF II is Inland Empire Renewable Energy Regional Center (“IERE”). The principal owners and managers of IERE consist of the Company’s chief executive officer, and its former executive vice president, who is a 5% stockholder.

Convertible Notes

The Company has issued 4% secured subordinated convertible notes to former limited partners of CEF and CEF II, pursuant to exchange agreements with the limited partners. The limited partners accepted the notes in lieu of cash payments of their capital contribution which resulted in a reduction of SREP’s and LED's notes to CEF and CEF II, respectively, in the same amount, reducing the outstanding EB-5 loan balance. Payment of the notes is secured by a security interest in SREP’s and LED's accounts and inventory. The convertible notes are payable in five equal installments on the first, second, third, fourth and fifth anniversaries of the date of issuance. The convertible notes made prior to, or on or about the date of, the Company’s initial public offering are convertible into common stock at a conversion price of $3.20, which is 80% of the $4.00 public stock price of the Company’s common stock. The convertible notes made after the Company’s initial public offering are convertible into common stock at a conversion price equal to 80% of the average closing price of the Company’s common stock for the ten trading days preceding the date of the exchange agreement with the limited partner, which ranged from $0.66 per share to $9.07 per share.  The convertible notes may be converted into common stock at the first, second, third, fourth and fifth anniversaries of the date of issuance.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

All convertible notes issued prior to the Company’s initial public offering have two separate and distinct embedded features. They are: (1) optional conversion upon a public stock event as defined in the convertible note; and (2) redemption put feature upon fundamental transaction.

The convertible notes and, with the consent of the Company, all unpaid accrued interest is convertible into shares of common stock, at the option of the holder, during five trading days commencing on the first, second, third, fourth, and fifth anniversaries of the original issuance date. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (x) the then entire amount of the convertible notes balance outstanding including all unpaid principal and, with the consent of the Company, accrued interest payable by (y) the conversion price. The Company evaluated the embedded optional conversion feature in accordance with the guidance under ASC Topic No. 815, Derivatives and Hedging (“ASC 815”), and determined it is exempt from derivative accounting as the embedded feature is deemed to be indexed to the Company’s own stock and would be classified in stockholder’s equity if freestanding.

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

No convertible notes were issued to former partner of CEF or CEF II during the six months ended June 30, 2025.  During the six months ended June 30, 2024, the Company recognized a gain on debt extinguishment in the amount of approximately $276,000, relating to the issuance of convertible note in the principal amount of $5,000,000 to former limited partners of CEF in exchange for a $5,000,000 reduction of the note from CEF.

Notes Payable to SMX Property, LLC (“SMXP”)

On October 10, 2022, SMXP made unsecured loan to the Company of $944,077 and $414,581, for which the Company issued its 8% promissory notes due October 10, 2025, with interest payable quarterly.

The $944,077 loan was used to pay the security deposit and lease obligations for one month owed to the new owner of the Company’s headquarters building under the new lease agreement. On July 28, 2025, a principal payment of $400,000 was made on this loan.

The $414,581 loan was used to pay lease obligations owing to SMXP by the Company for rent on the Company’s headquarters from June 1, 2022 to October 12, 2022. On July 22, 2025, this loan obligation was fully repaid.

The Company’s chief executive officer and its former executive vice president who is a 5% stockholder are the principal management of SMXP. One other director has a non-controlling interest in SMXP and is not part of its management.

Interest Expense

For the three months ended June 30, 2025 and 2024, interest expense incurred on the above long-term EB‑5 related party loans was approximately $82,000 and $103,000, respectively. For the six months ended June 30, 2025 and 2024, interest expense incurred on the above long-term EB‑5 related party loans was approximately $164,000 and $225,000, respectively.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Total interest expense incurred (including interest on long-term related party loans) was approximately $363,000 and $385,000 for the three months ended June 30, 2025 and 2024, respectively. Total interest expense incurred (including interest on long-term related party loans) was approximately $732,000 and $769,000 for the six months ended June 30, 2025 and 2024, respectively. The weighted average interest rate on loans outstanding was 4.0% and 3.7% as of June 30, 2025 and December 31, 2024.

Principal maturities for the financing arrangements as of June 30, 2025 are as follows:

For the year ending December 31,	Bank and Other Unsecured Loans	EB-5 Loans - Related Party	Notes Payable - Related Party	Convertible Notes	Total
2025 (remainder of)	$2,000,000	$3,500,000	$1,358,658	$9,536,667	$16,395,325
2026	-	2,500,000	-	3,073,333	5,573,333
2027	-	3,000,000	-	1,690,000	4,690,000
2028	-	2,000,000	-	1,200,000	3,200,000
2029	-	-	-	800,000	800,000
Total	$2,000,000	$11,000,000	$1,358,658	$16,300,000	$30,658,658

14. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Customer deposits	$1,885,910	$1,621,943
Accrued operating and project payables	1,711,658	1,353,291
Payable to Uonone (See Note 16)	2,516,932	2,471,864
Accrued compensation expenses	3,280,757	3,282,481
Retainage payable to vendors	656,800	684,609
Preacquisition liability	1,497,102	1,470,295
Accrued settlement	207,760	276,428
Accrued warranty expense	545,146	540,756
VAT taxes payable	870,663	611,412
Income taxes payable	162,047	147,777
Refundable vendor bid deposits	13,955	13,703
Total accrued expenses and other payables	$13,348,730	$12,474,559

Accrued Compensation

At June 30, 2025 and December 31, 2024, accrued compensation includes $675,000 of compensation to the Company’s chief executive officer in connection with the cancellation in March 2019 of restricted stock grants and $1.8 million of accrued but unpaid compensation to the chief executive officer pursuant to his employment agreement. The remaining balance relates to accrued unpaid commissions and accrued paid time off.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

Accrued Settlement

In November 2022, the Company entered into a settlement agreement with two former limited partners of Clean Energy Funding L.P., under which the Company agreed to pay each of the limited partners a sum of $533,750, payable $50,000 at the time of the agreement execution and the remainder shall be paid in 14 quarterly installments of $34,534. At June 30, 2025 and December 31, 2024, the balance of the accrued settlement is approximately $208,000 and $415,000, respectively, of which $276,000 represents the current portion of such liability.

Accrued Warranty Liability

The activity of the warranty liability (included in other liabilities) for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
	2025	2024

Balance – beginning of period	$2,146,522	$2,174,488
Provision for warranty liability	106,492	112,157
Expenditures and adjustments	(180,491)	(253,952)
Effect of exchange rate	4,390	(6,680)
Balance – end of period	2,076,913	2,026,013
Less: current portion (accrued expenses and other payables)	(545,146)	(241,828)
Non-current portion (other liabilities)	$1,531,767	$1,784,185

Preacquisition Liability

As part of the April 2015 acquisition of ZHPV, the Company assumed a liability associated with one of ZHPV’s projects consisting of reimbursement of project expenses to an unrelated third-party including reimbursement of certain land rental expenses and land use taxes estimated at a total of approximately RMB 10.7 million (approximately $1.5 million) at June 30, 2025. The Company expects to negotiate to offset the entire liability with the unpaid contract receivables and reimbursements from the third party. All the receivables and reimbursements were previously fully reserved by the Company.

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

Concentration Risks

Major Customers

For the six months ended June 30, 2025 and 2024, there were no customers that accounted for 10% or more of the Company’s revenues.

Major Suppliers

During the six months ended June 30, 2025 , one supplier accounted for purchases of $3.2 million, or 24.5%, of purchases.  No other supplier accounted for 10% or more of the Company's purchases in either six-month period.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

As of December 31, 2021, Uonone Group had repaid all the amounts agreed to under the debt settlement agreement except for the RMB 3.0 million contingent receivable from Uonone Group discussed above. Uonone Group’s obligation on the contingent receivable does not arise until and unless the Company becomes obligated under the contingent liability. At June 30, 2025 and December 31, 2024, the Company had no payment obligations with respect to the assumed contingent liability and accordingly, Uonone Group had no obligation to the Company with respect to the contingent receivable.

Under the debt settlement agreement, any legal settlement proceeds, less fees and expenses, received by ZHPV related to the projects completed prior to the April 2015 business combination would be repaid to the Uonone Group. During the six months ended June 30, 2025 the Company did not receive any additional legal settlement proceeds, nor did the Company make any payments to Uonone.

At both June 30, 2025 and December 31, 2024, the amount payable to Uonone, was approximately RMB 18.0 million ($2.5 million).

17. Related Party Transactions

See Note 13 for financing arrangements and  related party lease transactions and Note 18 for the termination of related party lease.

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

Future minimum lease commitments for offices, warehouse facilities and equipment, payable to related parties and other, as of June 30, 2025, are as follows:

For the year ending December 31,	Total
2025 (remainder of)	$882,611
2026	1,768,488
Total	$2,651,099

For the three months ended June 30, 2025 and 2024, rent expense for offices, warehouse facilities and equipment, including rental expense for related party leases, was approximately $434,000 and $439,000, respectively. For the six months ended June 30, 2025 and 2024, rent expense for offices, warehouse facilities and equipment, including rental expense for related party leases, was approximately $867,000 and $904,000, respectively. These amounts include short-term leases and variable lease costs, which are immaterial.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

As of June 30, 2025, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

For the year ending December 31,	Total
2025 (remainder of)	$867,074
2026	1,768,488
Total minimum lease payments	2,635,562
Less: Interest	(121,699)
Present value of lease obligations	2,513,863
Less: current portion	(1,644,889)
Noncurrent portion	$868,974

Other information related to leases is as follows:

As of June 30, 2025
Weighted average remaining lease term (in years)	1.5
Weighted average discount rate	8.00%

For the three months ended June 30, 2025 and 2024, the total sublease income recognized was approximately $254,000 and $242,000, respectively. For the six months ended June 30, 2025 and 2024, the total sublease income recognized was approximately $509,000 and $490,000, respectively. The sublease income is recognized as an offset to operating lease costs reported in general and administrative expenses. At June 30, 2025, the Company has two tenants and both are on a month-to-month lease. At June 30, 2025, the Company holds security deposits of approximately $108,000.

The following table summarizes the Company’s operating lease cost for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
			(Unaudited)
Operating lease cost	$423,702	$429,072	$847,404	$883,840
Short-term lease cost	10,121	10,191	19,853	20,004
Less: Sublease income	(254,446)	(241,943)	(508,892)	(489,887)
Operating lease cost, net	$179,377	$197,320	$358,365	$413,957

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

19. Stockholders’ Equity (Deficit)

Issuance of Common Stock under Private Placement

On March 6, 2025, the Company's board of directors authorized the private placement sale of its common stock, under which the Company, at a discount of up to 25% from the market price on the date of the investment and appointed a special committee to approve such issuances. Through July 31, 2025, a total of 9,032,090 shares were issued pursuant to such authorization for a total consideration of $7,230,000, at a price ranging from $0.74 to $0.90, with an average purchase price of $0.80. The purchase price was 75% of the market price on the date of the respective agreements. At June 30, 2025, 3,319,682 shares were issued for a total consideration of $2,850,000, at a price ranging from $0.83 to $0.90, with an average purchase price of $0.86. Under the Nasdaq regulations, the Company may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval.

Two of the investors were the beneficial owners of the investment company that made the $900,000 loan to the Company (see Note 13) and made an additional $100,000 investment and assigned the investment company’s interest in the note and the additional investment to the beneficial owners.

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

Elimination of Forfeiture Provisions of Options and Stock Grants

During the years 2015 to 2019, the Company granted shares of restricted stock and incentive stock options to employees and consultants, of which 264,650 shares of restricted stock and incentive stock options to purchase 5,898,137 shares were outstanding at the date of the Company’s initial public offering. Under the terms of the restricted stock and incentive stock options, the restricted stock and options became vested and non-forfeitable upon the completion of the Company’s initial public offering, which occurred on February 12, 2024, the effective date of the registration statement relating to the Company’s initial public offering. Under GAAP, upon the completion of the initial public offering, the value of the restricted stock as well as the incentive stock options is treated as compensation expense in the period in which the restricted stock and incentive stock options become non-forfeitable and are deemed to have met the performance-based indicator (i.e., the completion of the initial public offering). Using the Black Scholes valuation method, the fair value of the incentive stock options at the time of the Company’s initial public offering was approximately $18.5 million, which is stock-based compensation that does not reflect a cash expense, of which approximately $1.3 million is included in cost of revenues and $15.9 million is included in general and administrative expense in the six months ended June 30, 2024.

Restricted Stock

As of December 31, 2024, total unrecognized compensation costs for outstanding restricted stock awarded was estimated at $1.3 million, based on the estimate of the then most recent price at which shares were sold of $5.01 per share. There was no unrecognized compensation amount at June 30, 2025 and December 31, 2024.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

A summary of option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	6,195,743	4.93	4.3	-
Exercisable as of December 31, 2024	6,195,743	4.93	4.3	-
Granted	-	-	-	-
Exchanged	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	(5,994)	-	-	-
Outstanding at June 30, 2025	6,189,749	4.97	3.3	-

Forfeitures are accounted for as actual forfeitures occur.

As a result of the Company’s completion of its initial public offering in February 2024, all the stock options which are performance-based awards became vested and compensation cost of $17.2 million related to such stock options was recognized for the six months ended June 30, 2024 as the performance condition of such awards were met on the public offering date of February 12, 2024. The compensation cost of $17.2 million is determined using the Black Scholes model that includes key assumptions for each grant of options as follows: volatility ranging from 54.34% to 67.75%, the risk-free rate ranging from 1.55% to 2.34%, and an expected term ranging from 5 to 6.5 years. For the six months ended June 30, 2024, approximately $1.3 million and $15.9 million of compensation cost was charged to cost of revenue and general and administrative expenses, respectively, related to stock options.

20. Income Taxes

The components of the Company’s income (loss) before income taxes and income (loss) from operations for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
			(Unaudited)
Domestic (U.S.)	(2,024,052)	$(2,338,449)	$(3,242,880)	$(21,426,826)
Foreign (PRC)	19,058	59,341	(121,990)	(119,268)
Income (loss) before income taxes	(2,004,994)	(2,279,108)	(3,364,870)	(21,546,094)
Income tax expense (benefit)	(106,217)	(114,884)	(169,851)	(110,083)
Income (loss) from operations	$(1,898,777)	$(2,164,224)	$(3,195,019)	$(21,436,011)
Effective tax rate	5.3%	5.0%	5.0%	0.5%

The Company is subject to taxation in the U.S. and various states jurisdictions. The Company is also subject to taxation in China. The Company’s effective tax rate is determined quarterly, reflecting actual activities and various tax-related items.

The Company’s effective income tax rate for the three months ended June 30, 2025 and 2024 were 5.3% and 5.0%, respectively. The Company’s effective income tax rate for the six months ended June 30, 2025 and 2024 were 5.0% and 0.5%, respectively. The variance from the U.S. federal statutory rate of 21% for the six months ended June 30, 2025 was primarily attributable to losses not benefitted for tax purposes, and state and foreign taxes.

As of June 30, 2025, the Company determined that, based on an evaluation of its history of net losses and all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that none or substantially none of its deferred tax assets would be realized and, therefore, the Company continued to record a valuation allowance on U.S. side and partially on the Chinese side.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

21. Net Income (Loss) Per Share

The following table presents the calculation of the Company’s basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$(1,898,777)	$(2,164,224)	$(3,195,019)	$(21,436,011)

Denominator
Weighted average shares used to compute net loss per share, basic	45,824,048	41,477,573	45,370,002	43,230,183
Weighted average shares used to compute net loss per share, diluted	45,824,048	41,477,573	45,370,002	43,230,183
Basic net income (loss) per share	$(0.04)	$(0.05)	$(0.07)	$(0.50)
Diluted net income (loss) per share	$(0.04)	$(0.05)	$(0.07)	$(0.50)

For the six months ended June 30, 2025, outstanding options to purchase 6,189,749 shares and 5,872,256 shares issuable upon conversion of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those option shares would be anti-dilutive.

For the six months ended June 30, 2024, outstanding options to purchase 6,197,741 shares of common stock and 4,624,417 shares issuable upon conversion of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those option shares would be anti-dilutive.

22. Segment Reporting

The Company operates under two operating segments, the United States and China. The chief operating decision maker (''CODM'') is the Chief Executive Officer. As of January 1, 2024, the Company has determined that even though it has two operating segments, it only has one reporting segment which is the United States as the China operating segment has not had any significant operations to qualify as a reporting segment. The Company’s operation in China have not generated significant revenues since 2022 and is no longer considered a reporting segment. The CODM regularly reviews operations and financial performance at the consolidated level and uses net income (loss) to allocate resources (including labor, technology and capital resources) for the single reporting segment to make decisions regarding annual budget, entering new markets, marketing decisions, pursuing new business, and driving the Company’s mission.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

The following table shows the operations of the Company’s reporting segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment revenue
Solar energy systems	5,006,963	2,728,478	10,458,002	7,116,288
Battery only sales	864,327	374,135	1,192,360	607,993
LED operations	911,092	1,232,781	1,970,277	2,250,791
	6,782,382	4,335,394	13,620,639	9,975,072
Reconciliation of revenue
Finance revenue	80,991	92,986	152,897	194,604
Other non-core revenue	19,631	25,921	36,937	48,699
	6,883,004	4,454,301	13,810,473	10,218,375
Less
Direct and indirect costs	3,541,003	2,367,435	6,156,930	5,199,570
Subcontractor costs	798,596	419,899	1,517,624	856,782
Commissions and lender fees	1,190,589	371,742	2,432,893	1,046,671
Compensation and benefits	1,803,711	2,102,649	3,747,394	3,944,050
Leasing and rental expense	169,460	187,872	379,152	395,062
Insurance expense	312,771	310,564	617,540	566,179
Selling and marketing expense	70,691	86,907	149,703	252,129
Professional services	333,338	408,197	812,024	717,794
	(1,337,155)	(1,800,964)	(2,002,787)	(2,759,862)
Reconciliation of segment profit or loss
Other corporate overhead expense	249,618	350,473	521,370	661,000
Provision for various reserves	5,627	72,812	129,048	222,172
Stock-based compensation	-	-	-	17,210,287
Interest expense, net	548,779	244,415	804,457	625,881
Other (gains) and other (income), net	(153,784)	(126,304)	(251,439)	(52,376)
China other expenses	19,926	(64,428)	121,990	114,181
Elimination adjustment	(2,327)	1,176	36,657	5,087
Income (loss) before income taxes	$(2,004,994)	$(2,279,108)	$(3,364,870)	$(21,546,094)

23. Subsequent Events

The Company has evaluated subsequent events through the date the August 14, 2025 consolidated financial statements were issued, and no events, except as disclosed in Notes 6, 13, 18, 19 and below, require adjustment of, or disclosure in the condensed consolidated financial statements.

On July 31, 2025, SolarMax Renewable Energy Provider, Inc, a wholly-owned subsidiary of the Company, entered into an engineering, procurement and construction agreement (the “EPC Contract”) with Longfellow BESS I LLC (“Longfellow”), a Texas limited liability company, to develop a battery energy storage system (“BESS”) facility. The contract is expected to generate revenues of approximately $127.3 million. Longfellow will own and operate the facility, which will be located in Pecos County, Texas and is expected to have a storage capacity of 430 megawatt-hours. The BESS facility is expected to be completed by June 2026.

The Company will own 8% of the total membership interests of Longfellow. The capital contribution from the Company to Longfellow in the amount of $5,000,000 is due no later than December 31, 2025.

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

Impact of Tariffs and Trade Policy

Recent changes in U.S. trade policy have resulted in the implementation or threatened implementation of tariffs on certain imported goods, particularly those manufactured in China and other countries. These tariffs have increased the cost of certain raw materials and components used in our products. While we have taken steps to mitigate the impact, including working with suppliers and adjusting our pricing strategy, the tariffs are expected to result in higher input costs for our operations for the remainder of 2025. For the six months ended June 30, 2025, the tariffs did not have material effects on our cost of revenue.

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

Regulatory Changes, Inflation and Supply Chain Issues

The federal residential solar tax credit, officially known as the Residential Clean Energy Credit, is set to expire on December 31, 2025. This means that homeowners who have solar energy systems installed and placed into service by this date will still qualify for a 30% federal tax credit on the cost of the system. After December 31, 2025, there will be no federal tax credit available for new residential solar installations.  This represents a significant change from the previous plan laid out in the Inflation Reduction Act, which would have seen the credit gradually phase out until it expired in 2034.  This change in the tax law may significantly reduce the incentive of residential users to install solar systems.

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

Compensation costs per employee, excluding stock-based compensation, for sales, marketing and administrative personnel in our United States segment decreased approximately 11% for the six months ended June 30, 2025 compared to the same period in 2024. The decrease in 2025 reflected the lay-off of a portion of our employees resulting from a slowdown after we had completed installation of the increased 2023 backlog resulting orders placed in 2023 in advance of NEM 3.0 becoming effective in April 2023, as discussed below under “Effects of NEM 3.0.”  The increase in 2023 also reflected the increased cost of retaining and attracting talent, and such costs may continue to increase as labor costs in California continue to increase as a result of the inflationary pressures. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to meet competition which would result in a lower gross margin and a drop in operating income. Supply chain issues have caused us to periodically stock up on components such as solar panels and battery systems to ensure an adequate supply to meet expected demand, putting pressure on our cash flow. We do not believe that the supply chain issues that affected our operations in prior periods are currently affecting us. We cannot assure you that such delays and increased costs will not affect our business in the future.

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

Elimination of Forfeiture Provisions of Options and Stock Grants

During the years 2015 to 2019, we granted shares of restricted stock and incentive stock options to employees and consultants, of which 264,650 shares of restricted stock and incentive stock options to purchase 5,898,137 shares were outstanding at the date of our initial public offering. Under the terms of the restricted stock and incentive stock options, the restricted stock and options became vested and non-forfeitable upon the completion of our initial public offering, which occurred on February 12, 2024, the effective date of the registration statement relating to our initial public offering. Under GAAP, upon the completion of the initial public offering, the value of the restricted stock and the incentive stock options is treated as compensation expense in the period in which the restricted stock and incentive stock options become non-forfeitable and are deemed to have met the performance-based indicator (i.e., the completion of the initial public offering). Using the Black Scholes valuation method, the fair value of the incentive stock options at the time of the Company’s initial public offering was approximately $18.5 million, which is stock-based compensation that does not reflect a cash expense, of which approximately $1.3 million is included in cost of revenues and $15.9 million is included in general and administrative expense in the six months ended June 30, 2024.

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

We are seeking to offset our decline in residential solar sales in California for the year ended December 31, 2024 as compared with the year ended December 31, 2023 and the anticipated continued decline as a result of expiration of the federal residential solar tax credit on December 31, 2025 by marketing commercial sales of larger systems to commercial users both in California and in other states; however, we cannot assure you that we will be successful in marketing to commercial users.

In February 2025, we entered into a contract with a California homebuilder pursuant to which we will have the right to design and install solar energy systems in a new home project consisting of a proposed 146 new residential homes at a fixed price.  Any installations will be made pursuant to contracts with the home owners, and we will pay the homebuilder a commission on the transaction.

On July 31, 2025, we entered into an engineering, procurement and construction agreement (the “EPC Contract”) with Longfellow BESS I LLC (“Longfellow”), a Texas limited liability company, to develop a battery energy storage system (“BESS”) facility. The contract is expected to generate revenues of approximately $127.3 million. Longfellow will own and operate the facility, which will be located in Pecos County, Texas and is expected to have a storage capacity of 430 megawatt-hours. Completion of the BESS facility is targeted for June 2026, although we cannot assure you that this completion date will be met.  To the extent that our costs for the project increase as a result of tariffs, supply chain issues or other factors, any change in the price of the project would be subject to the approval of Longfellow. To the extent that we cannot adjust our prices to reflect such additional costs, our gross margin on the project will be impacted. We will have an 8% membership interest in Longfellow. Our capital contribution in the amount of $5,000,000 is due no later than December 31, 2025.

We also have non-binding term sheets or non-binding letters of intent with respect to other proposed commercial projects and these projects are subject to the negotiation of development and financing agreements. We cannot assure you that these projects will be completed or that we will be successful in developing our commercial business as planned.

In the fourth quarter of 2023, we began to work with several independent dealers which form our dealer network. Our dealer network is comprised of independent licensed sales companies that sell our products pursuant to non-exclusive agreement.  The dealers sell our products as well as products sold by our competitors.  The dealer handles the sales process, and once the sales agreement with the customer is signed, we install the solar system pursuant to an installation agreement with customer.  The dealers earn a commission which is included in cost of revenue.

Although we had nominal sales through the dealer network prior to 2024, during the six months ended June 30, 2025 and 2024, approximately 48% and 11%, respectively, of our revenues were generated through the dealer network program. We believe that our participation in the dealer network enhances our ability to attract customers.

Results of Operations

The following tables set forth information relating to our operating results for the three and six months ended June 30, 2025 and 2024 (dollars in thousands) and as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Solar energy sales (US)	$5,891	85.6%	$3,131	70.3%	$11,687	84.6%	$7,775	76.1%
LED sales (US)	911	13.2%	1,230	27.6%	1,970	14.3%	2,248	22.0%
Financing (US)	81	1.2%	93	2.1%	153	1.1%	195	1.9%
Total revenues	6,883	100.0%	4,454	100.0%	13,810	100.0%	10,218	100.0%
Cost of revenues:
Solar energy sales	5,528	80.3%	2,548	57.2%	10,043	72.7%	8,082	79.1%
LED sales	750	10.9%	1,318	29.6%	1,744	12.5%	2,012	19.7%
Total cost of revenues	6,278	91.2%	3,866	86.8%	11,787	85.2%	10,094	98.8%
Gross profit	605	8.8%	588	13.2%	2,023	14.7%	124	1.2%
Operating expenses:
Sales and marketing (US)	71	1.0%	87	2.0%	150	1.1%	252	2.5%
General and administrative (US)	2,136	31.0%	2,725	61.2%	4,537	32.9%	20,725	202.8%
General and administrative (China)	166	2.4%	176	3.9%	261	1.9%	427	4.2%
Total operating expenses	2,373	34.4%	2,988	67.1%	4,948	35.8%	21,404	209.5%

Income (loss) from operations (US)	(1,602)	(23.3)%	(2,224)	(49.9)%	(2,664)	(19.3)%	(20,853)	(204.1)%
Income (loss) from operations (China)	(166)	(2.4)%	(176)	(3.9)%	(261)	(1.9)%	(427)	(4.2)%
Equity in income (loss) of solar project companies	144	2.1%	239	5.4%	130	0.9%	299	2.9%
Gain on debt extinguishment	(314)	(4.6)%	222	5.0%	(314)	(2.3)%	276	2.7%
Gain on early termination of lease	-	0.0%	-	0.0%	-	0.0%	77	0.8%
Interest income	227	3.3%	141	3.2%	347	2.5%	157	1.5%
Interest expense	(363)	(5.4)%	(385)	(8.7)%	(732)	(5.3)%	(769)	(7.5)%
Other income (loss), net	70	0.9%	(96)	(2.3)%	129	0.9%	(306)	(3.0)%
Income (loss) before income taxes	(2,004)	(29.4)%	(2,279)	(51.2)%	(3,365)	(24.5)%	(21,546)	(210.9)%
Income tax provision (benefit)	(106)	(1.5)%	(115)	(2.6)%	(170)	(1.2)%	(110)	(1.1)%
Net income (loss)	(1,898)	(27.9)%	(2,164)	(48.6)%	(3,195)	(23.3)%	(21,436)	(209.8)%
Currency translation adjustment	3	(0.1)%	(65)	(1.5)%	3	0.1%	(273)	(2.6)%
Comprehensive income (loss)	$(1,895)	(28.0)%	$(2,229)	(50.1)%	$(3,192)	(23.2)%	$(21,709)	(212.4)%

Three and Six Months Ended June 30, 2025 and 2024

The following table set forth information relating to our revenue and gross profit results for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue:
Solar energy sales (US)	$5,891	$3,131	$2,760	88.2%	$11,687	$7,775	$3,912	50.3%
LED sales (US)	911	1,230	(319)	(25.9)%	1,970	2,248	(278)	(12.4)%
Financing (US)	81	93	(12)	(12.9)%	153	195	(42)	(21.5)%
Total revenues	6,883	4,454	2,429	54.5%	13,810	10,218	3,592	35.2%
Cost of revenue:
Solar energy sales	5,528	2,548	2,980	117.0%	10,043	8,082	1,961	24.3%
LED sales	750	1,318	(568)	(43.1)%	1,744	2,012	(268)	(13.3)%
Total cost of revenues	6,278	3,866	2,412	62.4%	11,787	10,094	1,693	16.8%
Gross profit	$605	$588	$17	2.9%	$2,023	$124	$1,899	1531.5%

Revenues

Revenues for the three months ended June 30, 2025 were $6.9 million, an increase of $2.4 million or 54.5%% from $4.5 million in the three months ended June 30, 2024. The increase resulted from a $2.8 million increase in solar energy and battery sales, offset by a $319,000  decrease in LED sales and a $12,000 decrease in financing revenue. Our revenue from solar systems increased from $3.1 million for the three months ended June 30, 2024 to $5.9 million for the three months ended June 30, 2025, a 88.2% increase. The increase in solar energy sales over the prior period is primarily attributed to sale resulting from our dealer network program that commenced in or about October 2024. This increase covered both the solar energy systems and sales of batteries separate from solar systems.  The increase in the solar energy and battery sales in the three months ended June 30, 2025 reflects a 90.1% increase in the number of systems completed and a 65.1% increase in the wattages deployed. During the three months ended June 30, 2025 and 2024, our battery sales were $864,000 and $374,000, respectively. Battery sales refer to the sale of batteries sold other than as a part of a solar system.

Revenues for the six months ended June 30, 2025 were $13.8 million, an increase of $3.6 million or 35.2% from $10.2 million in the six months ended June 30, 2024. The increase resulted from a $3.9 million increase in solar energy and battery sales, offset by a 267,000 decrease in LED sales and a $42,000 decrease in financing revenue. Our revenue from solar systems increased from $7.8 million for the six months ended June 30, 2024 to $11.7 million for the six months ended June 30, 2025, a 50.3% increase. Our revenues in the six months ended June 30, 2024 were negatively impacted by unusually frequent and heavy rains in California in the first quarter of 2024, which affected our ability to complete the installation of solar systems as well as the effect of the adoption of NEM 3.0 in April 2024, which resulted in a temporary surge resulting in an increase in solar revenue in 2023 as homeowners purchased solar systems prior to the effectiveness of NEM 3.0. We did not experience the level of rainfalls in the first quarter of 2025, coupled with our ability to increase solar revenue from our dealer network program, which resulted in the increase in sales of both the solar energy systems and batteries. The increase in the solar energy and battery sales in the six months ended June 30, 2025 reflects a 48.2% increase in the number of systems completed and a 37.8% increase in the wattages deployed. During the six months ended June 30, 2025 and 2024, our battery sales were $1.2 million and $608,000, respectively. Battery sales refer to the sale of batteries sold other than as a part of a solar system.

As a result of the continued high interest rate environment and the anticipated expiration of the federal residential solar tax credit on December 31, 2025, we expect the revenue from our residential sales to grow modestly in 2025 through our expansion of the dealer network program compared to the prior period. We are also looking to offset the potential residential sales decrease with commercial sales and sales of industrial scale projects. On July 31, 2025, we  entered into an EPC Contract with Longfellow to develop a battery energy storage system (“BESS”) facility. The contract is expected to generate revenues of approximately $127.3 million for us and is expected to be completed by June 2026.

During the three months ended June 30, 2025 and continuing through the date of this quarterly report, we did not generate any revenue in the China segment because there are no projects under construction and we have not been able to negotiate new contracts with SPIC or any other Chinese potential customer since the last project, which was completed in June 2021. As a result of the ongoing geopolitical conditions and economic downturn in China and the deterioration of trade relations between the United States and China, we do not expect to be in the position to negotiate any new projects with SPIC or with any new customers for the remainder of 2025. In the event that we believe that we will not be able to operate profitably in China, we may find it necessary to discontinue our China segment.

Our LED revenue decreased by $319,000 or 25.9% to $911,000 for the three months ended June 30, 2025 from $1.2 million for the three months ended June 30, 2024, and by $278,000, or 12.4%, to $2.0 million for the six months ended June 30, 2025 from $2.2 million for the six months ended June 30, 2024, primarily resulting from the decrease in the number of LED projects with a higher sales price. LED revenues include LED product sales and LED consulting revenues which are expected to continue to fluctuate based on the number of LED projects awarded which is based on the bidding process and specific customer purchase requirements and timing. Revenue from our LED business tends to fluctuate period to period.

We have not originated any loans to our solar customers since early 2020.  As a result, our finance revenue for the three months ended June 30, 2025 and 2024 was $81,000 and $93,000, respectively, and for the six months ended June 30, 2025 and 2024 was $153,000 and $195,000, respectively, from our portfolio of solar loans.  Finance revenue decreases as loans in our portfolio are paid and not replaced by new loans.

Cost of revenue and gross profit

Our cost of revenue for the three months ended June 30, 2025 was $6.3 million, a increase of $2.4 million, or 62.4% from $3.9 million for the three months ended June 30, 2024. Our cost of revenue for the six months ended June 30, 2025 was $11.8 million, an increase of $1.7 million, or 16.8% from $10.1 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, we recognized a one-time non-cash stock-based compensation expense of approximately $1.3 million in cost of revenue as a result of performance options vesting upon our initial public offering in the first quarter of 2024. Excluding this one-time stock-based compensation expense, our cost of revenue increased 33.5% from $8.8 million in the six months ended June 30, 2024 to $11.8 million in the six months ended June 30, 2025, primarily driven by the corresponding increase in sales revenue of 24%.

The overall gross margin decreased to 8.8% for the three months ended June 30, 2025 from 13.2% in the three months ended June 30, 2024, and increased to 14.7% for the six months ended June 30, 2025 from 1.2%  in the six months ended June 30, 2024. The increase in gross profit and the percentage increase in gross profit in the six months ended June 30, 2025 from the comparable period of 2024 reflect the effect of the $1.3 million non-cash compensation in the first quarter of 2024. Excluding the effect of $1.3 million of the stock-based compensation expense recognized in the three months ended March 31, 2024, our overall gross margin increased to 14.7% for the six months ended June 30, 2025 from 13.6%  in the six months ended June 30, 2024. The increase in gross margin was due to lower unit cost in our solar business. This increase in gross margin was partially offset by a decrease in the gross margin of our LED operation resulting from an increase in tariffs for imported items, a fee charged to us by a logistics company who provides financing for one of our suppliers and arranges their shipments to our warehouse, and a lower volume of higher margin LED products.  We have no cost of revenue with respect to interest income on customer loans.

Operating expenses

Sales and marketing expenses for the three months ended June 30, 2025 decreased to $70,691, a decrease of $16,000 or 18.7% from $87,000 in the comparable period of 2024. Sales and marketing expenses were 1.0% of revenue for the three months ended June 30, 2025 compared to 2.0% for the three months ended June 30, 2024. Sales and marketing expenses for the six months ended June 30, 2025 decreased to $150,000, a decrease of $102,000, or 40.6%, from $252,000 in the comparable period of 2024. Sales and marketing expenses in the United States were 1.1% of revenue for the six months ended June 30, 2025 compared to 2.5% for the six months ended June 30, 2024. Our sales and marketing expenses in the United States fluctuate based on the types of marketing and promotion initiatives we deploy. We expect to continue to be selective in our sales and marketing spends for the remainder of 2025. Our China segment did not incur sales and marketing expenses for the six months ended June 30, 2025 and 2024.

General and administration expenses for the United States segment for the three months ended June 30, 2025 decreased $589,000 million or 21.6%, to $2.1 million compared to $2.7 million for the three months ended June 30, 2024, representing 31.0% of revenue for the three months ended June 30, 2025 compared to 61.2% of revenue for the three months ended June 30, 2024. General and administration expenses for the United States segment for the six months ended June 30, 2025 decreased $16.2 million or 78.1%, to $4.5 million compared to $20.7 million for the six months ended June 30, 2024, representing 32.9% of revenue for the six months ended June 30, 2025 compared to 202.8% of revenue for the six months ended June 30, 2024. The decrease during the six months ended June 30, 2025 is principally attributed to the $15.9 million stock compensation expense recognized in the six months ended June 30, 2024 as a result of performance options vesting upon our initial public offering in the first quarter of 2024. Our general increase, excluding the stock compensation expense, in general and administrative expenses in 2025 reflects the cost of compliance and other regulatory costs associated with being a public reporting company which is expected to continue for us all. All of our corporate overhead, other than overhead directly related to the China segment, is allocated to the United States segment.

General and administrative expenses relating to the China segment were $166,000 in the three months ended June 30, 2025 compared to $175,000 in the three months ended June 30, 2024, and $261,000 in the six months ended June 30, 2025, as compared with $427,000 in the six months ended June 30, 2024. During the six months ended June 30, 2024, we had a $1.1 million recovery of previously reserved receivable on one of our projects for SPIC as a result of the settlement of a legal proceeding.

Income (loss) from operations

As a result of the factors described above, our loss from operations for the United States segment was $1.6 million for the three months ended June 30, 2025, compared to loss from operations of $2.2 million in the three months ended June 30, 2024, and a loss from operations of $2.7 million for the six months ended June 30, 2025, compared to loss from operations of $20.9 million in the six months ended June 30, 2024. Excluding the effect of stock compensation expense recognized in the three months ended March 31, 2024, our loss from operations in the United States segment was $2.7 million for the six months ended June 30, 2025 compared to a loss from operations of $3.6 million for the six months ended June 30, 2024.  Our loss from operations for the China segment was $166,000 for the three months ended June 30, 2025, compared to a loss from operations of $175,000 in the three months ended June 30, 2024, and a loss from operations of $261,000 for the six months ended June 30, 2025, compared to a loss from operations of $427,000 in the six months ended June 30, 2024.

The consolidated loss from operations was $1.8 million for the three months ended June 30, 2025 compared to a consolidated loss from operations of $2.4 million for the three months ended June 30, 2024, and a consolidated loss from operations of $2.9 million for the six months ended June 30, 2025 compared to a consolidated loss from operations for $21.3 million for the six months ended June 30, 2024. Excluding the effect of stock compensation expense recognized in the three months ended March 31, 2024, our consolidated loss from operations was $2.9 million for the six months ended June 30, 2025 compared to the consolidated loss from operations of $4.1 million for the six months ended June 30, 2024.

Equity in income (loss) from unconsolidated entities

Equity in income from unconsolidated entities relates to our China segment and comprises the equity in income from three unconsolidated project companies in which we have a non-controlling 30% interest. The equity in income for the three months ended June 30, 2025 was income of $144,000 compared to income of $239,000 in the three months ended June 30, 2024, a decrease of $95,000 or 39.7%. The equity in income for the six months ended June 30, 2025 was income of $130,000 compared to income of $299,000 in the six months ended June 30, 2024, a decrease of $169,000 or 56.6%. The decline in income in the current period is attributed to insufficient sunlight, cloudy and frequent rain in the Guizhou region leading to a decline in the power production relative to the prior period which contributed to lower revenues.

Gain (loss) on debt extinguishment

For the three and six months ended June 30, 2025, our loss on debt extinguishment was $314,000 and relates to the exchange of the $900,000 unsecured loan to shares of our common stock because the purchase price for the shares is less than its fair market value.

No EB-5 notes were exchanged during the three and six months ended June 30, 2025.  The gain on debt extinguishment for the three months ended June 30, 2024 was $222,000 and for the six months ended June 30, 2024 was $276,000. The gain on debt extinguishment related to the exchange of 3% notes to a related party for secured convertible 4% notes to limited partners of the related party. The limited partners are not related parties.

Interest expense, net

Interest expense, net, for the three months ended June 30, 2025 was $136,000, a decrease of $108,000, or 44.2%, from the three months ended June 30, 2024. Interest expense, net, for the six months ended June 30, 2025 was $385,000, a decrease of $227,000, or 37.1%, from the six months ended June 30, 2024. The overall decline in interest expense corresponds to the decline in the two related party EB-5 loan balances as well as the decline in the convertible note balances as scheduled annual principals payments were made. Our interest expense in the six months ended June 30, 2025 primarily includes interest at 3% on two EB-5 loans from related parties in the United States with a total principal balance of $11.0 million at June 30, 2025, interest at 4% on convertible notes issued to former limited partners of CEF in transactions in which the former limited partners of CEF accepted 4% convertible notes issued by SolarMax and the subsidiary that borrowed the funds from CEF with an aggregate principal balance of $16.3 million at June 30, 2025,  interest at 8% on promissory notes issued to SMX Property (a related party) due in October 2025 with a principal balance of $1.4 million at June 30, 2025, and interest at 8% on a promissory note issued to an unrelated individual due on June 30, 2025 with a principal balance of $2.0 million at June 30, 2025. The convertible notes issued to the former limited partners of CEF were issued as payment of the former limited partner’s capital account in CEF and were issued in connection with cancellation of debt to CEF of an equal amount. The convertible notes are secured by the same collateral as the notes to CEF. Our interest income for the three and six months ended June 30, 2025 includes interest earned on promissory notes receivable at 8.0% in the United States segment due December 31, 2025 with a principal balance of $5.7 million at June 30, 2025, and interest earned on a promissory notes receivable at 5% in the China segment due September 30, 2025 with a principal balance of RMB 3,607,000 ($503,000) at June 30, 2025, which notes are reflected as short-term investments.  See Note 5 of Notes to Condensed Consolidated Financial Statements.

Other income (expenses), net

During the three months ended June 30, 2025, other income was $70,000 consisting primarily of $131,000 of foreign currency transaction gains for our United States segment intercompany receivable denominated in the Chinese currency, offset with a loss on a solar asset disposal in the United States segment of $65,000 During the three months ended June 30, 2024, other expense was $97,000 consisting of $66,000 of foreign currency transaction loss for our United States segment intercompany receivable denominated in the Chinese currency, and a $30,000 loss associated with the write-off of legal settlement receivable as a result of the debtor's bankruptcy.

During the six months ended June 30, 2025, other income, net was $129,000 consisting primarily of $228,000 foreign currency transaction gains for our United States segment intercompany receivable denominated in the Chinese currency, offset with a loss on a solar asset disposal in the United States segment of $65,000 and a foreign currency elimination adjustment of $37,000. During the six months ended June 30, 2024, other expense was $306,000, consisting of  $291,000 of foreign currency transaction loss for our United States segment intercompany receivable denominated in the Chinese currency, a $30,000 loss associated with the write-off of legal settlement receivable as a result of the debtor's bankruptcy, and a gain on disposal of property in the amount of $14,000.

Income tax benefit (provision)

For the three months ended June 30, 2025 and 2024, our United States segment reported an income tax expense of $0 and $0, respectively, attributable to minimum state tax liabilities. For the six months ended June 30, 2025 and 2024, our United States segment reported an income tax expense of $6,000 and $6,000, respectively, attributable to minimum state tax liabilities.

For the China segment, income tax benefit of approximately $106,000 and $115,000 was reported for the three months ended June 30, 2025 and 2024, respectively. For the China segment, income tax benefit of approximately $176,000 and $116,000 was reported for the six months ended June 30, 2025 and 2024, respectively. The increase in income tax benefit for our China segment in the six months ended June 30, 2025 was driven by the reduction in the net receivable balance resulting from the reserve taken at December 31, 2024 and the net losses in our China segment.

Net income (loss)

As a result of the foregoing, we had consolidated net loss of $1.9 million, or $(0.04) per share (basic and diluted), for the three months ended June 30, 2025, compared with a consolidated net loss of $2.2 million, or $(0.05) per share (basic and diluted), for the three months ended June 30, 2024.

As a result of the foregoing, we had consolidated net loss of $3.2 million, or $(0.07) per share (basic and diluted), for the six months ended June 30, 2025, compared with a consolidated net loss of $21.4 million, or $(0.50) per share (basic and diluted), for the six months ended June 30, 2024.

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

As a result of foreign currency translations, we reported net foreign currency translation gains (losses) of $3,000  and $(65,000) for the three months ended June 30, 2025 and 2024, respectively, and $3,000 and $(273,000) for the six months ended June 30, 2025 and 2024, respectively.

 Liquidity and Capital Resources

The following tables show consolidated cash flow information for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,		$ Increase
	2025	2024	(Decrease)
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$(380)	$(8,022)	$7,642
Net cash provided by (used in) investing activities	138	(7,674)	7,812
Net cash provided by (used in) financing activities	1,553	14,216	(12,663)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,131	(1,220)	2,351
Net increase (decrease) in cash and cash equivalents and restricted cash excluding foreign exchange effect	$1,310	$(1,480)	$2,790

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $380,000, compared to net cash used by operating activities for the six months ended June 30, 2024 of $8.0 million. The cash used in operations for the six months ended June 30, 2025, resulting from our net loss of $3.2 million, decreases in non-cash expense of $16.8 million related primarily to the $17.2 million stock-based compensation expenses in the six months ended June 30, 2024 as described in “Elimination of Forfeiture Provisions of Options and Stock Grants,” and an increase of $6.0 million in cash from our operating assets and liabilities.  During the six months ended June 30, 2025, our operating assets and liabilities used $1.8 million in cash, compared to $4.3 million of cash used in the six months ended June 30, 2024.

Net cash used by operations for the six months ended June 30, 2024 of $8.0 million resulted from net loss of $21.4 million, non-cash expense of $17.8 million, and $4.3 million of cash used in our operating assets and liabilities.

We expect the fluctuations of working capital over time to vary based on the project status and the related project billings of the projects in progress.

Non-cash adjustments changes for the six months ended June 30, 2025:

●	$17.2 million decrease in stock-based compensation expense

●	$77,000 increase from the reduction in gain on early termination of leases

●	$169,000 net increase resulting from equity in income from our equity investments.

●	$247,000 decrease in deferred income taxes.

●	$590,000 net increase from the reduction in gain on debt extinguishment.

●	$163,000 decrease in expenses associated with loss provisions for bad debts, loan losses, inventories, warranty, customer care and production guaranty.

●	$19,000 net decrease in depreciation and amortization expense which includes loan and debt discounts amortization.

Changes in operating assets and liabilities for the six months ended June 30, 2025:

●	$3.9 million increase in cash from accrued expenses and other payables and other liabilities.

●	$2.5 million increase in accounts payable.

●	$21,000 million decrease in inventories.

●	$81,000 increase in net cash from contract assets related to projects for which the performance obligations have not been satisfied.

●	$9,000 increase in accounts receivable, other receivables and other current assets

●	$491,000 decrease in customer loans receivable.

●	$37,000 increase in other assets

●	$53,000 decrease in net cash from operating lease liabilities.

Investing Activities

Net cash provided by investment activities for the six months ended June 30, 2025 was $138,000 consisting of the partial principal repayment on the short term loan investments in China.  Net cash used by investing activities for the six months ended June 30, 2024 was approximately $7.7 million, consisting of $7.7 million short-term investment in two promissory notes, offset by $14,000 of cash proceeds received from disposal of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $1.6 million, consisting primarily of $2.0 million of cash proceeds from the issuance of shares of common stock, offset by $250,000 principal payments on convertible notes, $138,000 payment of accrued legal settlement, and $9,000 payment on equipment leases.

Net cash provided by financing activities for the six months ended June 30, 2024 was $14.2 million, consisting of $18.6 million of net cash proceeds from our initial public offering in March 2024, $900,000 loan proceeds from a new short term borrowing, offset by $5.0 million principal payments on convertible notes, and $8,000 payment on equipment leases.

Cash and Cash Equivalents and Restricted Cash

The following table sets forth, our cash and cash equivalents and restricted cash held by our United States and China segments at June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024

U.S. Segment
Insured cash	$750	$523
Uninsured cash	375	497
	1,125	1,020
China Segment
Insured cash	327	43
Uninsured cash	742	-
	1,069	43
Total cash and cash equivalents & restricted cash	2,194	1,063
Less: Cash and cash equivalents	1,916	786
Restricted cash	$278	$277

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

We invested $7,000,000 from the proceeds of our initial public offering in an 8% promissory note issued by Webao Limited, a Hong Kong based social media company.  The initial maturity was June 1, 2024 and it was extended to December 31, 2024 and further extended to December 31, 2025. Our China segment invested RMB 5,000,000, or approximately $688,000, in a 5% note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd. ("Qingdao"), a PRC-based company.  The initial maturity date was extended initially to December 25, 2024 and further subsequently extended to September 30, 2025. All of the extensions were at the request of the respective makers of the notes. As of August 1, 2025, we had received payments of RMB 1,344,475, or approximately $188,000, on account of the Qingdao note.  These notes are shown on our balance sheet as short-term investments. Maintaining any significant portion of our cash in non-financial institutions, particularly companies in Hong Kong and China, which do not have any of the protections provided by United States banks, is subject to adverse conditions in the Chinese financial and credit markets, which could impact access to our invested cash and could adversely impact our operating liquidity and financial performance.

Borrowings and Stock Issuances

At June 30, 2025, our current liabilities included secured convertible notes in the principal amount of $11.5 million, secured notes to related parties of $7.4 million and unsecured notes payable of $2.0 million.

Contemporaneously with the execution of our lease with 3080 Landlord and the termination of our former lease with SMXP, a related party, we issued two two-year 8% notes to SMXP in the aggregate principal amount of $1,358,658. These notes provide for quarterly payments of interest during the term with the principal being initially due at maturity.  The initial maturity date in October 2024 was extended to October 10, 2025. On July 22, 2025, we paid the outstanding principal balance of $414,580 on one of the notes.  On July 28, 2025, we made a partial payment of $400,000 on the principal balance on the remaining note. As of August 1, 2025, the outstanding principal balance is $544,076.88

On June 10, 2024, we borrowed $900,000 from an unrelated investment company and issued our one-year 12% promissory note in the principal amount of $900,000.

On March 6, 2025, our board of directors authorized the private placement sale of our common stock, at a discount of up to 25% from the market price on the date of the investment and appointed a special committee to approve such issuances. Through July 31, 2025, a total of 9,032,090 shares were issued pursuant to such authorization for a total consideration of $7,230,000, at a price ranging from $0.74 to $0.90, with an average purchase price of $0.80. The purchase price was 75% of the market price on the date of the respective agreements. At June 30, 2025, 3,319,682 shares were issued for a total consideration of $2,850,000, at a price ranging from $0.83 to $0.90, with an average purchase price of $0.86. Two of the investors were the beneficial owners of the investment company that made the $900,000 loan to us and made an additional $100,000 investment and assigned the investment company’s interest in the note and the additional investment to the beneficial owners. Under the Nasdaq regulations, we may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval.

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

The loans from CEF and CEF II become due, as to the investment of each limited partner, four years from the date of the loan and may be extended as may be necessary to meet applicable USCIS immigrant investor visa requirements, which will be the date that the limited partner is eligible for a green card. Under the limited partnership agreements for CEF and CEF II, the limited partners have the right to demand repayment of their capital account when the petition is approved, which demand may trigger a maturity of the loan from CEF or CEF II in the amount of the limited partner’s investment. The initial four-year term of notes in the principal amount of $55.5 million, which were issued to CEF and CEF II, and had expired prior to December 31, 2023 and are on extension until the limited partners meet applicable immigrant investor visa requirements. We cannot determine the period of the extensions. As of June 30, 2025, limited partners whose capital contributions funded loans of $41.5 million had received their green card approval and their extensions expired and one limited partner whose capital contribution funded $500,000 had withdrawn from CEF II and the limited partner’s capital contribution was returned. The petitions of limited partners of CEF whose capital contribution funded loans of $3.5 million are pending.

As the loans matured and the limited partners requested return of their capital contribution, we offered the limited partners, in lieu of the payment by the limited partnership, a convertible note with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to CEF. As of June 30, 2025, we had issued convertible notes in the principal amount of $41.5 million to former limited partners of CEF, of which principal payments of $22.0 million had been made on the anniversary of the respective dates of issuance, and convertible notes in the principal amount of $3.0 million had been purchased by us for $2.1 million, leaving convertible notes in the principal amount of $16.3 million outstanding. As of June 30, 2025, notes to CEF and CEF II in the aggregate principal amount of $11.0 million were outstanding and convertible notes in the principal amount of $16.3 million were outstanding.

Other Debt Obligations

We have a loan for $2.0 million from an unrelated party bearing interest rate at 6% per annum which became due at June 30, 2025. This loan had been extended periodically since the original maturity date of April 30, 2021. On July 31, 2025 this loan was exchanged for 2,702,703 shares of common stock in a private placement offering at a discounted  per share price of $0.74 per share. In connection with this exchange, we recognized a loss on debt extinguishment of approximately $676,000 in July 2025 based on the fair value of our common stock  relative to the discount sale price of the common stock.

Contractual Obligations

Borrowings

Principal maturities for the financing arrangements as of June 30, 2025 are as follows (dollars in thousands):

For the year ending December 31,	Bank and Other Unsecured Loans	EB5 Related Party Loans	Notes Payable - Related Party	Convertible Notes	Total
2025 (remainder of)	$2,000	$3,500	$1,359	$9,537	$16,396
2026	-	2,500	-	3,073	5,573
2027	-	3,000	-	1,690	4,690
2028	-	2,000	-	1,200	3,200
2029	-	-	-	800	800
Total	$2,000	$11,000	$1,359	$16,300	$30,659

Operating Leases

Future minimum lease commitments for office facilities and equipment for each of the next five years as of June 30, 2025, are as follows (dollars in thousands):

For the year ending December 31,	Total
2025 (remainder of)	$883
2026	1,768
Total	$2,651

Employment Agreements

On October 7, 2016, we entered into an employment agreement with our chief executive officer, David Hsu, for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreements provide for an annual salary with an increase of not less than 3% and an annual bonus in restricted stock and cash equal to a specified percentage of consolidated revenues for each year. Mr. Hsu’s annual salary for 2023 was $716,431, and his salary for 2024 is at the annual rate of $737,924. We also owe Mr. Hsu $675,000 as the cash payment in connection with his exchange of 1,348,213 restricted shares of common stock for options to purchase 1,428,432 shares of common stock at $5.01 per share and a cash payment of $675,000, which was initially payable by December 15, 2019 and has been extended and is now due commencing on December 31, 2025 in twelve equal monthly installments. In addition, at June 30, 2025, we owed Mr. Hsu $1,818,282, representing deferred salary from 2019, 2020, 2021, 2022, 2023, and 2024 and cash bonuses deferred from 2017 and 2018. Mr. Hsu waived his bonus for 2019, 2020, 2021, 2022, and 2023 as part of the suspension of incentive programs for key employees, and he agreed that the $1,818,282 deferred salary and bonus be paid in twelve equal monthly installments with the first payment becoming due on December 31, 2025.

Cash Requirements

We require substantial funds for our business, and we believe that the cash and cash equivalents and short-term investment, together with cash generated by our operations should enable us to meet our cash requirements for at least the twelve months from the date of this report. During the six months ended June 30, 2025, the Company raised a total of approximately $2.9 million from the sale of common stock at a 25% discount from market. Under the Nasdaq regulations, the Company may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval. However, we cannot assure you that we will not require additional funds to meet our commitments or that funds will be available on reasonable terms, if at all. We have significant debt obligations which mature or may mature during the next year. We have extended our loan obligation to an unrelated third party for $2.0 million to June 30, 2025 and, with respect to the loans made under the EB-5 program, as described above, we are seeking to refinance the loans through the issuance of secured subordinated convertible notes to the limited partners of the lenders. The proposed convertible notes would have a conversion price of 80% of the market price at the date of issuance of the convertible note. We also have obligations to Mr. Hsu described above, approximately $2.5 million of which will be paid in twelve equal monthly installments with the first payment becoming due on February 27, 2025. We cannot assure you that we will be able to negotiate extensions to our loans or refinancing of our EB-5 debt. The willingness of the limited partners of CEF and CEF II to accept convertible notes rather than a cash payment of their investment in the limited partnership may be affected by their perception of our performance and the performance of our common stock, including our low stock price and the possibility of our being delisted from Nasdaq, as well as their perception that they could get a more favorable result with litigation. We cannot assure you that such financing will be available on acceptable, if any terms, which would impair our ability to develop our business. The low price of our common stock may make it difficult for us to issue convertible notes that are convertible at a discount from the market price of our common stock. Our financial statements for  the  six months ended June 30, 2025 and 2024 have a going concern paragraph.

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

Because of the COVID restrictions, we were not able to complete negotiation for new projects with SPIC and with one other potential customer. In China, in order for us both to generate business and collect receivables, we need to have face-to-face meetings with the representatives of SPIC or any other potential customers rather than remote meetings such as Zoom. These negotiations were initially deferred from late 2021 until 2022 and further deferred to 2023 as a result of COVID restrictions. At December 31, 2024 we increased our bad debt reserve relating to this receivable as a result of initial arbitration meetings during 2024. The arbitration concluded in our favor in April 2025 and a payment plan was agreed to with SPIC on all four projects in May 2025 and subsequently we received payments from SPIC in June and July totalling RMB 28.2 million (approximately $3.9 million). Additional payments are scheduled to be received during the remainder of 2025 and into 2026.

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

Part II - Other Information

Item 1. Legal Proceedings

During 2024, we commenced an arbitration procedures in Shanghai with SPIC to collect on the receivables owed by SPIC related to three completed EPC projects as well as other advances and reimbursements. At December 31, 2024, total receivables due from SPIC were RMB 54.2 million ($7.7 million). Based on the initial arbitration hearing concluded in May 2024, we reserved RMB 4.7 million ($659,000) at December 31, 2024 for a potential disallowed amount. The net balance of the receivable after adjusting for the reserve was RMB 49.5 million ($6.8 million) at December 31, 2024. On April 16, 2025, we received the written arbitration award results confirming the final award amount of RMB 50.1 million ($6.9 million). In May 2025, a payment plan was agreed to with SPIC for a total payment of RMB51.9 million ($7.2 million) including reimbursements for arbitration fees, legal fees and other fees and interests. In May 2025, we received a payment of RMB8.7 million ($1.2 million) and in July 2025 we received two payments totaling RMB19.5 million ($2.7 million).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March, April and June 2025, we issued to a total of 3,319,682 shares of common stock six accredited investors for a total of $2,850,000, which included the cancellation of a $900,000 unsecured loan.  The shares were issued at prices per share ranging from $0.83 to $0.90, which represented 75% of the market price on the date that the investment was made.  Two of the investors were the beneficial owners of the investment company that made the $900,000 loan to the Company and made an additional $100,000 investment and assigned the investment company’s interest in the note and the additional investment to the beneficial owners.

No broker was involved in any of the foregoing transactions.  The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The proceeds from the sale are being used for working capital and as payment of the principal amount of a promissory note.

The net proceeds from our initial public offering were approximately $18.6 million.  As of August 1, 2025, we used approximately $0.8 million to make compensation payments due to our former executive vice president and $0.1 million to a former employee pursuant to our agreements with them.  Our initial public offering was commenced on February 28, 2024 pursuant to a registration statement on Form S-1, File. No. 333-26606, which was declared effective by the SEC on February 12, 2024,and the offering was completed on March 5, 2024,

The Company invested $7.0 million from the proceeds of our initial public offering in an 8% promissory note issued by Webao Limited, a Hong Kong based social media company.  The initial maturity was June 1, 2024 and it was extended three times at the request of the maker, and the note is currently due on December 31, 2025.  As of August 1, 2025, the Company received payments of $1.8 million leaving a balance of $5.2 million.  The Company‘s China segment invested RMB 5,000,000, or approximately $688,000, in a 5% note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd., a PRC-based company.  The initial maturity was June 25, 2024 and it was extended three times at the request of the maker, and the note is currently due on September 30, 2025. These notes are shown on the Company’s balance sheet as held to maturity debt investments. As of August 1, 2025, the Company received payments of RMB 1,344,474, or approximately $188,000, on account of the note from Qingdao Xiaohuangbei Technology Co., Ltd., leaving a balance of RMB 3,655,526 (approximately $508,000).

The balance of the proceeds was used for working capital, which included $5.5 million principal payments on convertible notes and $276,000 payment on legal settlement with former EB-5 noteholders, and the proceeds from the held to maturity debt investments described in the preceding paragraph will be used for working capital.

Item 5. Other Information

During the six months ended June 30, 2025, no officer or director adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

On August 7, 2025, David Hsu agreed to defer the commencement of his deferred compensation totaling $2,493,282, which includes salary, bonus and a cash payment in connection with his exchange of restricted shares of common stock for options, to December 31, 2025. Commencing on December 31, 2025, the Company will begin payments in twelve equal monthly installments. The agreement deferred the date on which payments to Mr. Hsu commence from June 30, 2025 to December 31, 2025.

Item 6. Exhibits

10.1	Letter agreement dated August 7, 2025 between the Company and David Hsu deferring payment of deferred compensation
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLARMAX TECHNOLOGY, INC

Date: August 14, 2025	By:	/s/ David Hsu
David Hsu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen Brown
Stephen Brown, Chief financial Officer
(Principal Financial Officer)

