Form 10-K
period 2025-12-31
SolarMax Technology, Inc.
filed 2026-04-06
CIK 1519472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

___________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $50,381,290, based on the closing price of the common stock on June 30, 2025.

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

The number of the registrant’s common stock outstanding as of March 31, 2026 was 56,906,572.

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

Our operations and business prospects are always subject to risks and uncertainties including, among others:

•	Our ability to obtain any financing we may require;

•

Our ability to pay or finance our existing secured debt, including secured debt to related parties of $10.5 million, of which $5.5 million is current, and the convertible notes issued to the partners of the related parties pursuant to the EB-5 immigration regulations of approximately $15.2 million, of which we are in default with respect to convertible notes in the principal amount of $14.3  million, the potential market impact of any refinancing of the convertible notes or of our failure to pay or refinance these convertible notes, and the willingness of the limited partners of the related parties to accept future convertible notes in payment of their capital contribution in view of both our defaults on the existing convertible notes that were issued in respect of the capital contributions of other limited members and our low stock price;

•

The effect of both our default on $14.3 million principal amount, as of December 31, 2025, of EB-5 convertible notes, and of our failure to disclose the defaults in our financial statements for the years ended December 31, 2023 and 2024 and our quarterly filings, including the possible action by the noteholders in seeking payment of the principal and interest at the default interest rate of 12%, and any actions by purchasers of our common stock and others;

•

The failure to disclose the default in our prior financial statements constitutes a significant deficiency in our internal controls over financial statements presentation and disclosure which was remediated as of December 31, 2025. Although such significant deficiency does not constitute a material weakness in our internal controls, it may have an adverse impact on the market price of, and the market for, our common stock.

•

Our ability to enter into agreements for the construction of commercial solar installation as well as solar farms in China and to price such agreements in a manner to enable us to make a profit on the transaction;

•

The effect of our common stock price continuing to have a closing stock price of less than $1.00, in view of our having received notice from Nasdaq that we are not in compliance with the continued listing requirements that we maintain a closing bid price of at least $1.00, and if the closing bid price of our stock remains below $1.00, whether we will obtain stockholder approval for a reverse stock split, and the market price of and the market for our common stock if we effect a reverse split;

•

Our ability to develop our commercial and industrial solar based battery energy storage systems (“BESS”) pursuant to which we perform engineering, procurement and construction (“EPC”) services with respect to the projects and our ability to price our systems at a price which enables us to generate a profit;

•

The effect of inflation generally and the additional inflationary pressures resulting from the War against Iran and the actions taken by Iran in response, including the effect of such inflationary pressures on our EPC services under our BESS contracts which provide for a fixed price with no assurance that we will be able to obtain any price increases to offset any increased prices we may incur as a result of such inflationary pressure which may impact our ability to generate  a profit from these services;

•

Our ability to collect the remaining $1.0 million receivable from State Power Investment Corporation Guizhou Jinyuan Weining Energy Co., Ltd (“SPIC”), which is a large state-owned enterprise under the administration of the Chinese government and which was the sole source of revenue for our China segment from mid-2019 through 2021,which receivable relates to services performed prior to 2022;

•

If we seek to develop business in China, whether we will generate any revenue from SPIC, and whether we will be able to attract new clients’ solar projects in China, failing which we may need to discontinue our China operations;

•

The availability of tax incentives and other benefits sufficient to justify a customer’s purchase of a solar system and the continuation of state government policies that encourage renewable energy such as solar with federal government terminating incentives for renewable energy;

•	Delays in our ability to purchase solar panels, batteries, and other raw materials for our EPC contracts, particularly our large-scale EPC contracts and our residential systems;

•	The effects of tariffs and changes in trade policy on components for solar and LED systems;

•	Our ability to comply with present and future laws and regulations of China if we seek to engage in business or have assets in China;

•

The ability of the solar user to sell excess power to local utility companies on reasonable terms, including  the effect of the adoption by California of NEM 3.0 net metering laws on the market for residential solar systems in California;

•	Assumptions regarding the size of the available market, benefits of our products, product pricing, timing of product installations;

•	Our ability to implement an effective financing program with third party leasing companies that enable us to generate revenue from customers who desire to finance their purchase of a system from us;

•	Our dependence upon our chief executive officer;

•	Competition with both local utility companies and other companies offering electricity service as well as other solar energy companies;

•	The effect of changes in climate and weather patterns in the areas we serve, including the effects of increased wildfires and floods in California;

•	The effect that changes of government regulations affecting fossil fuel and renewable energy and trade and tariff policies have on the solar power industry;

•	Our ability to engage and retain qualified executive and management personnel as we seek to expand our operations in the United States and if we seek to recommence our operations in China;

•	Our ability to reduce our costs and expenses;

•	Our ability to operate profitably;

•

The effect of prices of raw materials, including solar panels, batteries, and our ability to source raw materials at reasonable prices and the effect on our costs of inflationary pressure and supply chain issues which may increase our cost without being able to pass on the increased cost to customers;

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

•	Other factors which affect companies in the solar and BESS industries

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

The photovoltaic market in the United States has experienced significant growth with the help of the Inflation Reduction Act, with solar accounting for approximately 16% of the country’s electricity generation. Solar remains the fastest-growing renewable energy source in the U.S., with projections estimating that total installed solar capacity will exceed 250 GW by 2030, contributing substantially to the nation’s clean energy goals. The U.S. solar market is expected to be valued at over $125 billion by 2030 as investment in large-scale utility projects and distributed generation continues to expand. However, the market for solar energy may be affected by federal and state regulations and policies, including state regulations such as California’s NEM 3.0, which has resulted in reduced solar energy sales since its introduction in 2024, and any federal policies that favor petroleum-based energy and nuclear energy at the expense of renewable energy such as solar and wind, which are discouraged.

Since the third quarter of 2025, our primary business has been negotiating contracts and performing EPC services for solar-based BESS commercial systems. As of December 31, 2025, we had commenced EPC services on a 430 MWh battery storage project in Texas pursuant to an agreement dated July 31, 2025 with Longfellow BESS I, LLC (“Longfellow”). During the year ended December 31, 2025, we generated revenue of $60.2 million, representing 66.1% of our revenue, from our EPC services pursuant to this contract. All of this revenue was generated during the second half of 2025. On December 31, 2025, we entered into three EPC agreements for large scale BESS systems, two in Puerto Rico and one in Corpus Christi, Texas. We cannot assure you that any of these projects or any other projects will be completed, that we will generate a gross profit from any commercial projects or that we will be successful in developing our commercial business as planned.

Prior to the third quarter of 2025, our primary business was the sale and installation of photovoltaic and battery backup systems for residential and commercial customers sales of LED systems and services to government and commercial users. We are continuing to develop this business but, because of changes in California law, this part of our business is developing slowly. We also generate revenue from financing the sale of our photovoltaic and battery backup systems. Because we did not have the capital to support such operations, we ceased making future loans to our solar customers since 2022, and we do not currently plan to engage in such activities. Our finance revenue reflects revenue earned on our current portfolio, with nominal new loans having been added since early 2020 and none since 2022.

In 2015, we commenced operations in the PRC, and we engaged in business in China through 2021. During the period from 2015 through 2021, most of our revenue from our China operations was generated from EPC contracts for large solar farms. Our business in China initially consisted primarily of identifying and procuring solar farm system projects for resale to third party developers and related services in China, identifying potential buyers of solar farms, and providing EPC services. Approximately 95% of our China revenue in 2019 was generated from Changzhou Almaden Co., Ltd., which was a related party that we refer to in this annual report as AMD. We have not generated any revenue from AMD since 2019. Substantially all of our China revenues for 2021 and 2020 were generated from projects for SPIC. Subsequent to December 31, 2021 through the date of this annual report, we did not generate revenues from China, and we are not engaged in any negotiations with SPIC or any other potential customer, and we are not engaged in any marketing activities. In the event that we do not seek to recommence operations in China, we may discontinue our China operations.

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

The net proceeds of $18.6 million from our initial public offering were used as follows:

•	approximately $800,000 to make payments due to our former executive vice president and $100,000 to a former employee pursuant to our agreements with them;

•

$7.0 million invested in an 8% promissory note issued by a Hong Kong based social media company and RMB 5,000,000, or approximately $688,000, in a 5% note issued by a PRC-based company, which have been paid in full and the proceeds were used for working capital; and

•	the balance used for working capital, which included $5.5 million principal payments on convertible notes and $276,000 payment on legal settlement with former EB-5 noteholders.

Our Corporate Structure

We are a Nevada corporation formed in January 2008. We have the four wholly-owned subsidiaries in the United States:

SolarMax Renewable Energy Provider, Inc., a California corporation ("SREP”), was established on July 19, 2011 and is engaged in the business of developing, selling and installing integrated photovoltaic systems and energy storage systems for residential and commercial customers in the United States and performs EPC services pursuant to our four commercial EPC agreements.

SolarMax LED, Inc., a California corporation ("LED”), was established on July 15, 2013 in connection with the 2013 acquisition of Act One and is engaged in the business of commercial LED light integration projects, customized governmental special projects, commercial consulting projects, as well as battery storage system projects in the U.S.

SolarMax Financial, Inc., a California corporation ("SolarMax Financial”), was established on September 9, 2009 and was engaged in the business of providing secured installment financing to purchasers of residential and commercial photovoltaic systems, and servicing installment sales for SREP and LED customers in the United States. We have not provided financing to purchasers since 2020, and all revenues from SolarMax Financial reflects revenue earned on its current portfolio, with no new loans having been added since early 2020.

SMX Capital, Inc., a New Jersey corporation ("SMX Capital”), was acquired by the Company in June 2011. SMX Capital is engaged in the business of owning and funding renewable energy projects in the U.S. and operates its business through operating leases and power purchase agreements primarily in the commercial markets. Its business is conducted directly and indirectly through a 30% equity interest in three companies. SMX Capital has not been engaged in leasing new systems since 2014 and its primary business is the ownership and maintenance of systems under existing leases.

We have four wholly-owned subsidiaries outside the U.S., through which we conducted our China operations and which are not actively engaged in any business activities since we are not actively involved in any business activities in China.

Our principal executive offices are located at 3080 12th Street, Riverside, California 92507. Our telephone number is (951) 300-0788. Our website is http://www.solarmaxtech.com. Any information contained on, or that can be accessed through, our website or any other website or any social media is not a part of this annual report.

Large-scale Battery Energy Storage Systems

In 2024, we initiated marketing efforts for large-scale EPC projects, centering on our BESS. These systems function by storing power—sourced either from the grid or integrated solar arrays—as direct current (DC) and converting it to alternating current (AC) for distribution during peak demand.

The core architecture of a BESS consists of a Power Conversion System (PCS), a high-capacity battery pack (DC block), and an Energy Management System (EMS) to oversee charging cycles. By leveraging these components, operators can drive revenue and reduce overhead through four primary strategies:

•	Energy Arbitrage: Storing electricity during off-peak periods when costs are low and discharging it for use or sale when market prices peak.

•	Ancillary Services: Providing grid operators with the rapid-response capacity needed to balance real-time supply and demand, thereby enhancing grid reliability.

•	Peak Shaving: Strategically discharging stored energy to reduce consumption from the grid during high-demand intervals, effectively lowering overall demand charges for owners.

•	Solar Time-Shifting: Capturing low-cost or "excess" solar energy generated during daylight hours and discharging it after sunset. This maximizes the value of renewable assets by aligning supply with evening peak demand when solar generation is unavailable.

On July 31, 2025, SREP entered into an EPC agreement (the “Longfellow Contract”) with Longfellow, a Texas limited liability company, for an industrial project to develop a BESS facility. Based on the terms of the contract, the contract is expected to generate revenues of approximately $120.1 million and interest income of $7.2 million from a financing component related to milestone payments that extend beyond the project completion date. Longfellow will own and operate the facility, which will be located in Pecos County, Texas and is expected to have a storage capacity of 430 megawatt-hours. The construction of the BESS facility is expected to be completed in 2026.

We have committed to make a $5.0 million capital contribution to Longfellow, in which we have an 8% equity interest. This capital contribution was due by December 31, 2025, but as of the date of this annual report, has not been made and Longfellow has indicated to us that such contribution can be made at a later date, which date has not been determined as of the date of the annual report.

The Longfellow Contract is a fixed-price contract consisting of batteries of $75.3 million and services of $52.0 million. As of December 31, 2025, batteries of $58.8 million were procured and delivered to the customer’s premises but have not yet been installed, resulting in revenues related to batteries being reported at our cost. Additionally, we completed engineering and pre-construction services under the contract totaling $1.0 million, representing 2.9% progress of completion, which is included in cost of revenue for the year ended December 31, 2025. Accordingly, we recorded revenues of $60.2 million and cost of revenues of $59.8 million at December 31, 2025. As of December 31, 2025, accounts receivable from Longfellow was $9.4 million, and the contract asset, representing unbilled revenue was $45.8 million.

On December 31, 2025, SREP entered into three EPC agreements for large scale BESS projects, two in Puerto Rico and one in Corpus Christi, Texas.

Pursuant to an EPC agreement with Naguabo BESS, LLC, a Texas limited liability company (“Naguabo”), SREP is to develop a BESS facility in Ceiba Municipality, Puerto Rico. The contract is expected to generate revenues of approximately $122.3 million. Naguabo will own and operate the facility, which is expected to have a storage capacity of 320 megawatt-hours.

Pursuant to an EPC agreement with Yabucoa BESS, LLC, a Texas limited liability company (“Yabucoa”), SREP is to develop a BESS facility in Humacao Municipality, Puerto Rico. The contract is expected to generate revenues of approximately $35.9 million. Yabucoa will own and operate the facility, which is expected to have a storage capacity of 80 megawatt-hours.

Pursuant to an EPC agreement with Navboot Holdco, LLC, a Delaware limited liability company (“Navboot”), SREP is to develop a BESS facility in Corpus Christi, Texas. The contract is expected to generate revenues of approximately $258.1 million. Navboot will own and operate the facility, which is expected to have a storage capacity of 600 megawatt-hours.

The foregoing descriptions of the EPC contracts do not purport to be complete and are subject to and qualified in their entireties by reference to the EPC contracts, copies of which are filed as exhibits to this annual report and are incorporated herein by reference.

We market our BESS systems by leveraging strategic relationships in project financing and using established supply chain relationships. Our reputation within the renewable energy sector, combined with technical expertise, allows for the delivery of integrated BESS and solar solutions tailored to specific operational requirements..

We maintain supply chain resilience through a network of tier-1 vendors, with a view to obtaining hardware availability and cost-effective procurement. Our technical staff provides end-to-end expertise in system design. This approach enable the integration of solar generation and storage assets for stable energy performance.

A dedicated staff of industry professionals manages every stage of the project lifecycle. This internal team provides consistent communication and technical oversight, focusing on proactive project management and long-term system reliability. By maintaining these specialized resources in-house, we seek to provide that each BESS and solar installation meets rigorous performance standards and operational objectives.

Residential and Business Solar Installations

California remains the leading state for installed solar capacity, currently accounting for more than 26% of the net generation for solar installations in the United States for 2024 based on United States Energy Information Administration statistics. The state has set ambitious renewable energy targets, with legislation requiring 100% clean electricity by 2045, far surpassing its previous 50% renewable energy goal by 2050. 1 However, federal energy policy which discourages renewable energy may affect California’s ability to reach this target.

We design, install and sell high performance photovoltaic solar energy systems and battery systems for residential and business in California. These systems designed for use in residential units or small business and are significantly smaller than our BESS systems. We have installations at more than 12,000 homes and businesses. A photovoltaic system generates electricity directly from sunlight via an electric process that occurs naturally in certain types of materials. A system consists of one or more photovoltaic modules and an inverter. Photovoltaic modules, which are manufactured in different sizes and shapes, generate direct current (DC) electricity. The electricity current is then fed through an inverter to produce the alternating current (AC) electricity that can be used to power residences and commercial businesses. The major components of our solar energy systems include solar panels that convert sunlight into electrical current, inverters that convert the DC electrical output from the panels to AC current compatible with the electric grid, racking that attaches the solar panels to the roof or ground and electrical hardware that connects the solar energy system to the electric grid. The battery systems we sell are rechargeable and can be used not only to store solar energy for backup protection when the power grid goes down, but also to reduce the reliance on the electrical grid by storing solar energy to be used when the sun in not shining or when power costs are the highest during the day. We currently install these solar systems only in California.

___________________________

1https://www.theverge.com/news/628369/solar-wind-beat-coal-us-ember-report

https://seia.org/research-resources/us-solar-market-insight/

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

Sale and Installation Process

Our system sale and installation process for these systems consists of five stages – feasibility, design, permitting, procurement and installation. In addition, when a customer requests additional services, we will enter into post-installation maintenance agreements with customers who own the systems. We have a dedicated team to handle every detail of the customer’s solar panel, battery or LED installation.

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

Warranty Obligations; Production Guarantee

All parts of the system provided by us are under manufacturers’ warranties, typically for up to 25 years for the panels and inverters. The manufacturer’s warranty on the solar energy systems’ components, which is typically passed through to the customers, ranges from one to ten years. We provide a limited installation services warranty that warrants the installation services related to the system owner’s photovoltaic modules and inverters to be free from defects in the installation services under normal application, use and service conditions for a period of ten years from the date of the original installation services. Our agreement with our customers provides that we are not responsible for damage resulting from natural disasters, such as hurricanes, floods or other weather conditions. For leased systems we require the customer to maintain insurance covering these risks.

For commercial BESS systems, our workmanship warranty period is typically three years from the date of completion. The equipment installed is covered by manufacturer warranty for up to 10 years.

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

In 2017, we incurred unanticipated liability based on the failure to of our systems to meet the production guarantee or otherwise perform in accordance with our warranty. Our only production guarantees are pursuant to agreements with our customers. Although we believe we have taken steps designed to prevent a misalignment of system designs and production guarantees which affected us in 2017, we cannot assure you that we will not be subject to unanticipated liability based on the failure of our systems to meet production guarantees or otherwise perform in accordance with our warranty. Any such failure may be based on forces beyond our control such as weather conditions, fires and floods.

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

Leasing Agreements with us as the Lessor

Prior to 2014, we leased systems primarily to commercial and not-for-profit customers through our subsidiaries and three entities in which we have a 30% interest. These leases are operating leases and we own the systems, which are leased to the customers. Although we no longer lease new systems, we continue to own the equipment subject to the existing leases. The leases do not include a production guarantee. At the end of the lease, the customer has an option to purchase the equipment at its then fair market value for commercial customers. For not-for-profit customers, we generally have agreed up front to donate the system to the customers at the end of the lease. We have not leased systems for our account after 2014.

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

Our residential sales are prone to seasonal fluctuations. It has been our experience that we generate a larger percentage of sales in March and April, when residential customers focus on possible tax advantages of solar energy, and in the summer months of July and August, when utility rates and bills typically increase. We believe that the increase in residential sales during March and April results from consumers’ increased awareness of the tax benefits of solar energy system systems. We believe that the higher volume of sales in the summer months results from typically higher electrical bills in the summer, when electricity use is highest, which we think heightens consumers’ awareness of the opportunity to reduce their energy costs in the future through the use of solar energy. However, our increased revenues in 2023 and significant reduction in revenues in 2024 was affected by the introduction of NEM 3.0, which became effective in April 2023, rather than seasonality.

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

Financing Activities

Because we believe the high cost of buying and installing solar energy systems remains a major barrier for a typical residential customer, we had developed financing programs to enable customers who meet our credit standards to finance the purchase of our solar energy systems through SolarMax Financial. Because we did not have the capital to support such operations, we ceased making future loans to our solar customers since 2022, and we do not plan to re-commence financing operations. Our finance revenue reflects revenue earned on our current portfolio, with no new loans having been added since 2022.

The following table sets forth customer loan receivables at December 31, 2025 and 2024:

	December 31,
	2025	2024

Customer loans receivable, gross	$3,337	$4,644
Allowance for loan losses	(206)	(280)
Customer loans receivable, net	3,131	4,364
Less: Current portion	875	1,287
Non-current portion	$2,256	$3,076

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

We have relationships with a number of LED system manufacturers that provide us with access to a variety of high-performance products and enables us to meet customers’ energy needs and budgets. Our LED streetlight system has an exclusive ETL Mark under our company name, which is evidence that our product complies with North American safety standards and is a requirement for contracts with municipal customers.

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

Marketing

We have an in-house sales and marketing staff of 23, of whom 18 market solar and battery backup projects and five market LED products and systems. While we use a variety of marketing and advertising tools, we believe that word of mouth is one of our most effective marketing strategies. We estimate that approximately 30% of our sales are generated through referrals by our customers.

We also participate in industry trade shows, use telemarketing, radio, television, Internet advertising and social media as well as participating in local community events such as local festivals and door-to-door sales.

In the fourth quarter of 2023, we began to work with several independent dealers which form our dealer network. Our dealer network is comprised of independent licensed sales companies that sell our residential solar products pursuant to non-exclusive agreements. The dealers sell our products as well as products sold by our competitors. The dealer handles the sales process, and once the sales agreement with the customer is signed, we install the solar system pursuant to an installation agreement with customer. The dealers earn a commission which is included in cost of revenue.

Although we had nominal sales through the dealer network prior to 2024, during the years ended December 31, 2025 and 2024, approximately 47% and 21%, respectively, of our revenues from residential solar and battery contracts, and 11% and 22% of our total revenues were generated through the dealer network program. We believe that our participation in the dealer network enhances our ability to attract residential customers.

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

With respect to BESS systems, we compete and operate alongside established industry leaders such as Sungrow, Tesla, and NextEra Energy. Sungrow and Tesla are currently recognized as top-tier system integrators, with Sungrow leading in power electronics and liquid-cooled storage technology, while Tesla remains a benchmark for software integration and vertical manufacturing through its Megapack systems. Additionally, NextEra Energy represents significant competition as one of the world’s largest owners and developers of renewable assets, consistently driving the market forward with massive solar-plus-storage projects. By positioning our specialized services and dedicated staff within this competitive landscape, we seek to provide our clients with solutions that meets their requirements.

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

Two suppliers accounted for 10% or more of our purchases for the years ended December 31, 2025 and 2024. Renewable Energy Resolution, Inc. accounted for purchases of approximately $58.8 million, or 76.4% of our purchases, and Consolidated Electrical Distributors accounted for purchases of approximately $8.6 million, or 11.1% of our purchases for the year ended December 31, 2025. Consolidated Electrical Distributors accounted for purchases of approximately $4.0 million, or 12% of our purchases, and CDH Trading, Inc., accounted for purchases of approximately $4.0 million, or 12% of our purchases, for the year ended December 31, 2024.

Government Regulation

Although we are not a regulated utility company, our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, regulations and ordinances. Additionally, our business is materially affected by federal and state programs and policies related to financial incentives for solar energy users and providers. Local utility companies work with all solar companies to connect their systems to the grid. Title 24 of the California Code of Regulations governs energy savings and efficiency standards for new and remodelled construction for indoor and outdoor lighting requirements. The federal energy policy which favors gas and oil over renewable energy such as solar and wind affects our ability to market solar systems.

Construction Licenses and Permits

As a company performing general contractor and design work, we must take steps such that we obtain and timely renew appropriate general contractor and other required licenses. In connection with each installation, we are required to obtain building permits and comply with all applicable local ordinances and building codes. Our operations are also subject to generally applicable laws and regulations relating to discharge of materials into the environment and protection of the environment. We are also subject to federal and state occupational health and safety regulations. We may also be subject to federal or state wage requirements, at least in connection with any solar projects on government land or buildings or other public works projects. With respect to our BESS systems in jurisdictions such as Texas and Puerto Rico, we need to work with a licensed general contractor.

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

Consumer Financing Regulations

Since we no longer conduct financing operations in California our operations are no longer subject to the federal and state consumer protection laws and regulations, including the need to be registered as a California finance lender pursuant to a license issued by the California Department of Corporations, which regulates and enforces laws relating to consumer finance companies, with the regulations pertaining to consumer financing, including the Truth in Lending Act, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act and the Fair Credit Reporting Act, the federal Gramm-Leach-Bliley financial reform legislation.

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

Historical Operations in China

In 2015, we commenced operations in the PRC with this acquisition of two companies, and we engaged in business in China through 2021. During the period from 2015 through 2021, most of our revenue from our China operations was generated from EPC contracts for large solar farms. Our business in China initially consisted primarily of identifying and procuring solar farm system projects for resale to third party developers and related services in China, identifying potential buyers of solar farms, and providing EPC services. Approximately 95% of our China revenue in 2019 was generated from AMD. We have not generated any revenue from AMD since 2019. Substantially all of our China revenues for 2021 and 2020 were generated from projects for SPIC. Subsequent to December 31, 2021 through the date of this annual report, we did not generate revenues from China, and we are not engaged in any negotiations with SPIC or any other potential customer, and we are not engaged in any marketing activities. In the event that we do not seek to recommence operations in China, we may discontinue our China operations. Conducting business in China is subject to extensive government regulations, and, if we re-commence business in China, we would be subject to all of these laws and regulations as well as any new laws, regulations or interpretations which may be adopted in the future.

We have three subsidiaries organized under the laws of the PRC. Although we are not presently engaged in business in the PRC, our PRC subsidiaries have funds and accounts receivable in China, including the account receivable from SPIC, which was approximately $1.0 million at December 31, 2025 and approximately $1.0 million at March 15, 2026, and $5,000,000 of our cash in uninsured bank accounts of our China subsidiaries. Any repatriation of funds from our PRC subsidiaries to us are subject to applicable PRC laws. Pursuant to the PRC Enterprise Income Tax Law and the Implementation Rules, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise in China to its foreign investors are subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

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

On December 24, 2021, the China Securities Regulatory Commission, or the CSRC, issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the "Administration Provisions”), and the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies. On February 17, 2023, the CSRC released the "Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies” (the "Trial Measures”) and five supporting guidelines. The new regulations require PRC companies that are listed or in the process of being listed on foreign exchanges ("PRC Companies”) to make certain filings with the CSRC. The new regulations authorize the CSRC to review such fillings, penalize relevant PRC Companies or people in charge, or report to overseas securities regulatory institutions in case of violation of the Trial Measures, so that PRC companies are in compliance with PRC regulations and policies. The new regulations became effective on March 31, 2023. Failure to file as required could subject us or our controlling stockholders to fines and penalties, which may be significant. As of the date of this annual report, the CSRC has not published any additional supplemental regulations or guidelines as to PRC Companies. Based on our audited financial statements for 2023, which show that all of our income for 2023 was derived from our United States operations and a majority of our assets were located in the United States and the fact that our management is located in the United States, we believe that we were not an issuer that was required to make a filing with the CSRC, and, accordingly, we did not make such a filing in connection with our initial public offering in February 2024. In the event that the CSRC disagrees with this opinion, we and our controlling stockholders may be subject to fines and penalties, which may be significant. Although we have assets in China and two of our directors are residents of China, for the years ended December 31, 2025 and 2024, all of our revenue was derived from our United States operations and a substantial majority of our assets are located in the United States, we do not believe that we come within the definition of a Chinese domestic company and therefore not subject to these regulations.

Employees

On March 15, 2026, we had 72 employees in the United States, of which five were executives, 24 were in sales and marketing, 31 were in operations and installation and 13 were in accounting and administrative, and we had seven employees in China, of which one was an executive, and six were in accounting and administrative. None of our employees are represented by a labor union. We consider our employee relations to be good. We have agreements with a professional employer organization, Insperity PEO Services, L.P., under which the professional employer organization administers our human resources, payroll and employee benefits functions for our United States employees, who are co-employed by us or one of our subsidiaries and Insperity. We have a 401(k) plan through Insperity PEO Services, L.P.

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

We sustained a net loss of approximately $6.3 million for the year ended December 31, 2025, and our financial statements for the year ended December 31, 2025 have a going concern footnote. The loss in the year ended December 31, 2024 of approximately $35.0 million reflects a (i) a one-time non-cash stock compensation expense of $18.5 million (ii) a non-cash $7.5 million goodwill impairment representing an impairment charge of the entire balance of our goodwill associated with our China operations, and (iii) a $1.7 million non-cash income tax expense arising from an increase in the valuation allowance against deferred tax assets. The stock-compensation expense resulted from the treatment of compensation of equity-based incentives which became non-forfeitable upon the completion of our public offering. See Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Elimination of Forfeiture Provisions of Options upon Initial Public Offering. We cannot assure you that we can or will operate profitably. We did not generate any revenue from our China operations subsequent to 2021 through the date of this annual report, and we cannot assure you that we will conduct operations in China or generate any revenue from our China operations in the future or that we will not discontinue our China operations. Our failure to generate positive cash flows from operations and operate profitably may impair our ability to continue in business.

We have a working capital deficit of $20.4 million at December 31, 2025 and require substantial funding for our operations.

At December 31, 2025, we had a working capital deficiency of $20.4 million, cash and cash equivalents of $8.0 million and accounts receivable of $12.9 million. We will require additional funds for our operations. During the year ended December 31, 2025, we commenced our BESS operations, and we generated revenues of $60.2 million, or 66.1% of our revenue for the year from our first contract. At December 31, 2025, approximately $56.6 million of our accounts payable related to this contract. In addition, at December 31, 2025, we had current obligations of $14.3 million with respect to our convertible notes that are in default and are described in the following risk factors as well as secured obligations of $5.5 million to a related party and $2.5 million due to our chief executive officer. Because of our losses and the price of our common stock, which is below $1.00 per share as a result of which we received a notice from Nasdaq that we are in violation of the continued listing requirement that our closing bid price be at least $1.00, we may have difficulty raising funds for our operations on acceptable terms, if at all. Further, our financial condition, particularly our current debt obligation and our defaults, may affect our ability to market our BESS systems and we anticipate that we may require additional funds to financing these operations if we generate the business. The terms of any financing may result in significant dilution to our stockholders. Further, at December 31, 2025, we had an outstanding receivable from SPIC of approximately $1.0 million which relates to projects completed prior to 2022. Although we believe the receivable will be collected, and we anticipated collection during 2025, we can give no assurance as to when or whether we will collect the full amount in 2026. We cannot assure you that we will be able to raise the necessary funds and any such failure may affect our ability to continue in business.

We are in default on $14.3 million principal amount of our convertible notes, which may result in the acceleration of the notes, and we will require funds to pay the notes.

From April 2023 through December 31, 2025, we did not pay annual principal installment payments and related quarterly interest payments when due which resulted in an event of default on some convertible notes. At December 31, 2025, the aggregate principal amount of $14.3 million is in default. During 2025 and 2024 we paid principal and interest on convertible debt for which the noteholders demanded payment. The default provisions of the notes provide that if an event of default occurs the outstanding principal amount of this note, plus accrued but unpaid interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder's election, immediately due and payable in cash, and commencing five days after occurrence of any Event of Default that results in the eventual acceleration of the note, the interest rate on the note shall accrue at an interest rate of 12% per annum. Further, if an event of default occurs, the noteholders, together, have rights to foreclose on the collateral securing the notes. The collateral is the accounts receivable and inventory of the subsidiary that is party to the note, which are SREP and LED. With respect to notes in default for which SREP is a party in the principal amount of $11.8 million, at December 31, 2025, the collateral includes the accounts receivable and inventory on the BESS projects.  Since, at December 31, 2025, there is an event of default on $14.3 million principal amount, the holders of all of these notes have the current right to accelerate payment on the full principal amount of their notes, in which event all of these notes with interest at 12% per annum may become due. Further, although we accrued interest at the stated interest rate of 4% since the noteholders did not demand acceleration, if they exercise their right of acceleration interest will be payable at 12%, commencing five days after the event of default, which will be an interest expense when the payment of the notes is accelerated. We cannot assure you that we will be able to pay the notes plus interest if the notes are accelerated. In addition, we cannot assure you that we will not incur any liability because of our failure to disclose the defaults in our financial statements for the years ended December 31, 2023 and 2024 and our quarterly financial statements for quarters within the years ended December 31, 2025, 2024 and 2023 and our treatment as long term liabilities the schedule payment due more than one year from the balance sheet date notwithstanding the right of the noteholders to accelerate payment.  At December 31, 2025, the full amount of the principal and accrued interest at the stated interest rate is treated as current liabilities.

We cannot assure you that we will be able to operate our BESS systems business profitably.

During the year ended December 31, 2025, we entered into four contracts to perform EPC services for the construction of BESS systems. As of the date of this annual report we have not completed the construction of our first BESS systems and we have not commenced work for the three projects for which we signed contracts on December 31, 2025. These contracts are fixed price contracts, and we may not be able to recoup any increase in prices which we may incur. Further, we cannot assure you that we will generate a gross profit on these contracts and if we do not generate a significant gross profit on these contracts, we may not be able to operate profitably. Further, until we have demonstrated that we are able to construct a BESS system on time and on budget, we may have difficulty in securing contracts for these systems. We cannot assure you that we will be able to develop this business or operate this business profitable. Further, our need for capital, our working capital deficit, our default on convertible notes, the low price of our common stock, and the possibility that we may be delisted by Nasdaq may make it more difficult for us to obtain profitable contracts. In addition, inflation, including increased inflation resulting from the war against Iran and steps taken by Iran, may affect our ability to generate a profit from our BESS systems work.

We have relied on loans through the United States government’s EB-5 program, which loans need to be refinanced when they become due, either at maturity or upon accelerate of defaulted notes, and we cannot assure you that the limited partners will accept our proposed terms of the refinancing or, if we cannot refinance these loans that we will have the funds to pay the loans or be able to raise such funds on reasonable, if any, terms.

Two of our subsidiaries, SREP and LED, borrowed a total of $55.5 million from Clean Energy Funding (“CEF”) and Clean Energy Funding II (“CEF II”), respectively, who are related parties. CEF and CEF II are limited partnerships of which the general partner is a limited liability company owned by two of our directors, one of whom is the chief executive officer, and the other is a former executive officer/director, and which is managed by our chief executive officer and the former executive officer who was a 5% stockholder. The funding was made pursuant to the United States government’s EB-5 program, and the lenders made loans from the proceeds of capital contributions of the limited partners who made their investment as part of the EB-5 program. Under this program, which is administered by the United States Customs and Immigration Service, entrepreneurs (and their spouses and unmarried children under 21) are eligible to apply for a green card (permanent residence) if they make the necessary investment in a commercial enterprise in the United States and plan to create or preserve ten permanent full-time jobs for qualified United States workers. We are a commercial enterprise that creates permanent full-time jobs in the United States. The loans are secured and are payable 48 months from the date of the advance and are extended by the lender as may be necessary to meet applicable USCIS immigrant investor visa requirements, which is the date when the final step of the EB-5 visa process is completed and the immigrant investors, who are the limited partners of the lender, can become lawful permanent residents of the United States. The initial four-year term of all of the loans has expired and the loans are on extension until the limited partners have met the USCIS requirements. As the loans matured, we offered the limited partners, in lieu of the payment by the limited partnership of their capital contributions, a convertible note in the principal amount equal to their capital contributions to the partnerships, with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to the lenders. As of December 31, 2025 and March 15, 2026, notes to CEF and CEF II in the aggregate principal amount of $10.0 million and $9.0 million, respectively, were outstanding, and convertible notes in the principal amount of $43.5 million had been issued to former limited partners of CEF, of which principal payments of $23.9 million and $25.0 million, respectively, had been made on the anniversary of the respective dates of issuance, convertible notes in the principal amount of $3.0 million and $3.0 million, respectively, had been early redeemed for $2.1 million and $2.1 million, respectively, and the outstanding principal amount of $15.6 million was outstanding. During 2025, we paid the principal and interest on convertible notes in the principal of $200,000 following the exercise by the holder of her right to accelerate. The convertible notes that were issued prior to our initial public offering have a conversion price of $3.20, which is 80% of the public offering price. Convertible notes issued after our initial public offering are issued with a conversion price equal to 80% of the market price at the time the notes are issued. This conversion price ranges from $0.65 to $9.07, with an average conversion price of $1.58. With respect to the outstanding notes to CEF and CEF II, limited partners who made investments of $1.0 million can currently demand repayment from the lender of their investment in the partnership which made the loans to us, which can trigger a payment obligation on our subsidiary’s part. Because the date on which the remaining limited partners can demand repayment of their capital account is dependent upon the approval of their petition for permanent residency, we cannot predict when or whether such petition will be approved. We cannot assure you that we will have or be able to obtain the funds to pay the EB-5 loans when they mature, and our inability to pay or refinance these loans or pay the principal and interest at the default rate of 12% per annum on the notes on which there is a default if the holders exercise their right to accelerate could have a material adverse effect upon our business. To the extent that we are unable to refinance these obligations or pay the principal and interest on the note in default, we will use our available funds for such purpose or it may be necessary to modify the terms of the convertible notes. If the limited partners who have the right to demand repayment of their capital accounts exercise their right, which can trigger the maturing of loans in the total principal amount of $2.0 million, as of December 31, 2025, we may not have sufficient funds to make these payments, and we can give no assurance that we will be able to obtain funding from other sources or reasonable terms, if at all. As noted above, we are in default on the payment of convertible notes in the principal amount of  $14.3 million at December 31, 2025.

We require significant funds to pay our other debt obligations, including obligations to management.

Our debt obligations at December 31, 2025, in addition to the obligations described in the previous risk factor, accrued compensation of $2.4 million to our chief executive officer for the cancellation of restricted stock issued to him ($675,000) and for his deferred salary from 2019 through 2013 and deferred bonus from 2017 and 2018 ($1.7 million). Payment of these amounts has been deferred and they are currently being paid in twelve monthly installments commencing December 31, 2025. Our inability to obtain any financing we require could affect our ability to continue in business.

We did not generate any revenue for our Chinese segment since 2021 and we cannot assure you that we will not have to discontinue our Chinese operations.

We did not generate any revenue from our China operations during subsequent to 2021 and we do not have any agreements with respect to any project in China and we are not engaged in any negotiations and we are not engaged in any marketing activities in China. If we decide to recommence operations in China, we will require substantial funds to develop this business with no assurance of success, either with SPIC or other potential customers, and our operations will be subject to significant regulation relating to conducting business in China. If we are unable to generate profitable business in China, it may be necessary for us to discontinue our China operations. In the event that we discontinue our China operations, our historical financial statements will reflect the operations of our China operations as a discontinued operation.

Our failure to control our costs could impair our financial results.

Our cost of revenues and our operating expenses may increase significantly both in dollars and as a percentage of revenues. Unless we are able to reduce both our cost of revenues and our operating costs, we will not be able to operate profitably. There are many factors beyond our control that may affect our costs, such as the price of components, cost of labor and the availability of warehouse and office space at reasonable rents as well as the effect of competition, and recently, inflation. Further, as a public company we have additional expenses that we did not incur as a private company. Unless we are able to control our costs, we will not be able to operate profitably. We cannot assure you that we can or will operate profitably.

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

Our business may be affected by increases in the price of solar energy products, including price increases resulting from the United States’ trade and tariff policies and the war against Iran.

The declining cost of solar panels has been a key factor in the pricing of our solar energy systems, which, in turn affects the potential customer’s decision to use solar energy. With any stabilization or increase of solar panel and other component prices, our ability to market our solar energy systems could be impaired, which would affect our revenues and gross profit. The cost of solar panels and raw materials could increase in the future due to tariff penalties or other factors. The U.S. government has imposed tariffs on solar cells, solar panels and aluminum used in solar panels manufactured overseas. These tariffs have increased the price of solar panels containing foreign manufactured solar cells. At present, we purchase solar panels containing solar cells and panels manufactured overseas for our United States installations. While solar panels containing solar cells manufactured inside the United States are not subject to these tariffs, the prices of these solar panels are, and may continue to be, more expensive than panels produced using overseas solar cells, before giving effect to the tariff penalties and the tariff policies may result in an increase in prices of domestic products and, to the extent that domestic products use foreign components or metal, the price of such products is likely to increase. If additional tariffs are imposed or other negotiated outcomes occur, as well as increased inflation resulting from the war against Iran and Iran’s response to attacks by the United States and Israel, our ability to purchase these products on competitive terms from those countries could be limited. Any of those events could impair our financial results if we incur the cost of trade penalties or purchase solar panels or other system components from alternative, higher-priced sources.

Changes in net metering regulations in California is likely to result has resulted in a reduced level of benefits, which is impairing the market for residential solar products.

Net metering is a billing mechanism that credits solar energy system owners for the electricity that they add to the electricity grid. If the owner of a solar system generates more electricity than it consumes, the excess electricity is sold back to the grid. California’s first net metering policy set a "cap” for the three investor-owned utility companies in the state: Pacific Gas & Electric (PG&E), San Diego Gas & Electric (SDG&E), and Southern California Edison (SCE). All three have reached their cap where total solar installations in each utility’s territory were capped at five percent of total peak electricity demand. The California Public Utilities Commission (CPUC) created the current program known as "Net Metering 2.0” (NEM 2.0) that extends California net metering. NEM 2.0 is slightly different from the first net metering policy. Under NEM 2.0, customers will still receive the retail credit for electricity produced but will be required to pay more in Non-Bypassable Charges. NEM 2.0 also requires new solar customers to pay a one-time Interconnection Application Fee, the amount of which is dependent upon the utility company. For systems under 1MW this fee is $132 for San Diego Gas & Electric, $145 for Pacific Gas & Electric, and $75 for Southern California Edison. NEM 2.0 customers are also required to use Time of Use (ToU) rates. The California Public Utilities Commission (CPUC) has adopted NEM 3.0 which establishes the successor to NEM 2.0 in California. NEM 3.0 features a 75% reduction in export rates (the value of excess electricity pushed onto the grid by solar systems), thereby reducing the overall savings and increasing the payback period of home solar installations. The changes under NEM 3.0 result in reduced benefits for most residential solar users and could alter the return on investment for solar customers.

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

Global pandemics, epidemics in China or elsewhere in the world, or fear of spread of contagious diseases, such as Ebola virus disease (EVD), coronavirus disease 2019 (COVID-19), Middle East respiratory syndrome (MERS), severe acute respiratory syndrome (SARS), H1N1 flu, H7N9 flu, avian flu and monkeypox, as well as hurricanes, earthquakes, tsunamis, or other natural disasters and political unrest and the relationship between the United States and China could disrupt our business operations, reduce or restrict our operations and services, incur significant costs to protect our employees and facilities, or result in regional or global economic distress, which may materially and adversely affect our business, financial condition, and results of operations. Actual or threatened war, terrorist activities, political unrest, civil strife, including the war against Iran and the actions taken by Iran, and the conflicts between Israel and Lebanon and Hamas or any other hostilities in the Middle East and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. Any one or more of these events may impede our operation and delivery efforts and adversely affect our sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations.

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

In our experience in the United States, consumers generally, and residential customers in particular, express interest in a solar energy system during March and April, when they are preparing their tax returns, and in July and August, when they experience high electricity charges from the local utility company. Since the selling cycle for residential systems is typically three to four months, we generally install systems two to three months after the contract date, and we recognize revenue using a cost-based input method that recognizes revenue as work is performed. If we cannot complete a sale to a customer when the customer expresses interest in a solar system, that potential customer may seek alternative sources. Factors which may cause our quarterly results to fluctuate include:

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

If we commence operations in China, the results of our China operations may also vary significantly from quarter to quarter since revenue from our China operations would be dependent upon both the timing of contracts and the timing of our work and the completion of our obligations on projects for which we have contracts and our ability to price our work to generate a profit on the project. Changes in revenue and the results of any operations in China from quarter to quarter may have a negative effect on our net income and the market for and price of our common stock and may also affect our cash requirements to the extent that there is a delay in receipt of payment following the completion of the work for which payment is required. The last year in which we generated revenue from our China operations was 2021, and all of our revenue in that year was generated in the second quarter. We had no revenue from the China operations for subsequent to 2021 through the date of this annual report, and we have no contracts in place for us to perform any services in China, are not engaged in negotiations and have no marketing effort in China.

Because we are dependent on our chief executive officer, the loss of his services and our failure to hire additional qualified key personnel could harm our business.

Our business is largely dependent upon the continued efforts of one of our founders and our chief executive officer, David Hsu. Although we have an employment agreement with Mr. Hsu, this agreement does not guarantee that Mr. Hsu will continue to work for us. The loss of Mr. Hsu could affect our ability to operate profitably in both the United States and China. If we recommence operations in China, we will need to engage experience executive and operational personnel, and we would be competing with other companies, including Chinese companies, for such personnel. If we are unable to engaged qualified personnel in a timely manner we may not be able to conduct business in China. Further, because our senior management is based in the United States, if we recommence operations in China, our failure to develop senior management personnel in China may strain our management resources and make it difficult for our corporate management to monitor both the China operations and United States operations efficiently. Our failure to have qualified executive personnel in China who can operate in accordance with and implement our business plan and who understand and can comply with applicable United States and Chinese laws and regulations may impair our ability to generate revenue and operating income from the China operations, which could impair our overall operations and financial condition and could prevent our ability to conduct business in China.

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

The effects of inflation may also affect the marketability of our solar systems to residential users. Our cost of revenue per watt of solar systems, which made up approximately 22% of our cost of revenues, increased approximately 20% in 2025 compared to the same period a year ago. Although we have been able to increase the selling price, our ability to increase is limited by competition, which resulted in our increase in 2025 of only 13%, a lower increase than the increase in our unit cost of revenue which resulted in a lower margin. We will continue to source panels at the best available prices, there is no assurance we can continue to source panels at more favorable prices. We have increased the price of solar system installations to offset this increase in cost. Our cost, even of domestic products, may also be affected by tariffs imposed by the United States and counter-tariffs imposed by other countries. The increase in prices due to inflation may also affect the marketability of our solar systems. To the extent that homeowners are incurring high expenses generally, they may have less available cash to invest in a solar system. Although we do not have any data as to the effect of higher utility costs on purchases of solar systems, it has been our experience that, as inflationary pressures are increasing the cost of electricity generally, our domestic business has grown as homeowners are seeking alternatives to what they see as high utility bills. As a result, we have been able to increase our prices which has reduced the effect of increased prices of raw materials. In 2024, our unit cost of revenue increased by 20%, which was partially offset by an increase in unit price of 14%. However, competitive factors limit the amount we can increase our prices, and our price increases have reduced what would otherwise have been a greater decline in gross margin. We are seeking to reduce the effect of increased prices in raw materials by purchasing in greater quantities. However, to the extent inflation continues or increases, we may not be able to raise prices sufficiently to prevent a significant decline in our gross margins and the results of our operations, and if our prices are too high, the residential customer may not see the value of installing our solar system.

Because we derive most of our residential solar system revenue from sales of our solar energy systems in California, we depend on the economic and regulatory climate and weather and other conditions in California.

We currently derive most of our residential solar system revenue from solar energy projects from California. This geographic concentration exposes us more to government regulations, economic conditions, weather conditions, earthquakes, mudslides, fire, including wildfires, power outages, and other natural disasters and effects of climate change, and changes affecting California than if we operated in more states. We cannot predict the effect of the recent forest fires, heavy rains and flooding in California will have on both the market for solar systems in California and on our business in particular and on our ability to solar systems in a timely manner. Any inability to install solar systems in a timely manner, whether because of wildfires, heavy rain or flooding or other causes will also affect the timing of our revenue flow. Furthermore, these conditions may impact our systems’ ability to meet the production guarantee, which would result in payment obligations if our systems fail to meet production guarantees.

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

We provide warranties to the clients of our EPC services for one year in China and for up to 25 years to the purchasers of our solar systems in the United States. Although we generally pass the warranties from our equipment suppliers to the purchasers of the systems, we provide the warranty with respect to our installation and related services. We maintain a warranty reserve on our financial statements, and our warranty claims may exceed the warranty reserve. Any significant warranty expenses could adversely affect our financial condition and results of operations. Our warranty expenses relating to systems with a production guarantee may be affected by significant changes in weather conditions which substantially reduce sun exposure. Significant warranty problems could impair our reputation which could result in lower revenue and a lower gross margin. Although we believe that the problems associated with the systems installed for the leasing company do not apply to our present solar systems, we cannot assure you that we will not incur unanticipated warranty costs in the future.

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

In 2013 and 2015, we acquired three companies, LED in the United States in 2013 and two companies in China. In 2015, we incurred impairment losses in connection with the LED acquisition, resulting in impairment write-offs relating to the goodwill associated with the acquisition, and in 2024, we recognized impairment charge for the entire balance of the goodwill associated with our China operations of $7.5 million, which related to our 2015 acquisition of the two companies in China. There are significant risks associated with any acquisition program, including, but not limited to, the following:

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

Our business is largely dependent upon government subsidies and incentives.

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

Two of our directors are located outside of the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights against those directors located outside the United States.

All of our executive officers and directors are located in the United States except that two directors are located in China. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those directors located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws. In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions. Therefore, recognition and enforcement in the PRC of judgments of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. There is uncertainty as to whether the courts of the PRC would enforce judgments of United States courts obtained against these persons predicated upon the civil liability provisions of the United States federal and state securities laws. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against a company in China for disputes if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. It will be, however, difficult for U.S. shareholders to originate actions in the PRC against us or our directors who are located in the PRC in accordance with PRC laws because we are incorporated under the laws of the State of Nevada and it will be difficult for U.S. shareholders, by virtue only of holding our common stock, to establish a connection to the PRC for a PRC court to have jurisdiction as required under the PRC Civil Procedures Law. In addition, it also takes the costs and time for U.S. shareholders to take such court procedures in order to enforce liabilities and judgments in China. As a result of the foregoing, it would be very expensive and time-consuming for a stockholder to either seek to enforce a U.S. judgment in China or to commence an action in a Chinese court, with a strong likelihood that the stockholder will not be successful.

Risks Related to our Common Stock

We had a significant deficiency in our internal controls over financial statements presentation and disclosure which was remediated as of December 31, 2025. Although such significant deficiency does not constitute a material weakness in our internal controls, it may have an adverse impact on the market price of, and the market for, our common stock.

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

From April 2023 through December 31, 2025, we did not make the required payments of principal and interest on some of our convertible notes, which resulted in an event of default under the terms of the notes.  As a result, the holders of the notes had the right to accelerate payment on the principal amount of notes which would require payment of interest at the annual rate of 12% per annum, rather than the 4% stated interest rate.  We did not disclose these defaults in our financial statements for the years ended December 31, 2024 and 2023 or in our quarterly financial statements in the years ended December 31, 2025, 2024 and 2023.  At December 31, 2025, the aggregate principal amount of these notes was $14.3 million, all of which $10.7 million is treated as short-term liabilities.  Since April 2023, one holder has demanded payment of principal in the amount of $200,000 and we paid the full principal amount with interest.  We assessed these disclosure failures and concluded  that our failure to record such defaults in our financial statements and the classification of the long-term portion of the convertible notes where the holder has the right to accelerate as long-term debt notwithstanding the right of the holders to accelerate payment is a significant deficiency in our internal controls over financial statements presentation and disclosure which was remediated as of December 31, 2025. Although the failure to report such defaults constitutes a significant deficiency in our internal controls, we do not believe such significant deficiency constitutes a material weakness in our internal controls over financial reporting based on our consideration of our current financial position and results of our operations.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results, or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls could also adversely affect the results of operations. Ineffective disclosure controls and procedures and internal control over financial reporting as well as our failure to disclose the events of default on our convertible notes, even if they do not rise to a material weakness, could cause investors to lose confidence in our reported financial and other information which could adversely impact the market for and the price of our common stock.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and are continuing to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and materially and adversely affect our ability to operate our business. In the event that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results, and the stock price of our ordinary shares could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain listings on Nasdaq.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting and will not be required to attest to such effectiveness as long as we continue to be an emerging growth company.  At such time as our independent registered public accounting firm is required to attest to the effectiveness of our internal controls, such firm may issue a report that our internal controls are not effective if it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results.

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

Because the price of our common stock on Nasdaq is less than $1.00 per share, we have received a notice from Nasdaq that we do not meet the continued listing requirement that our stock price maintain a minimum bid price of $1.00.

On March 3, 2026, we received a notice from The Nasdaq Stock Market that we do not meet Nasdaq’s continued listing requirement of Rule 5550(a)(2) that we maintain a minimum bid price of $1.00 per share. The Nasdaq rules provide that we have a compliance period of 180 calendar days to regain compliance. This period expires on August 31. 2026. To become compliant, the closing bid price of our common stock must be at least $1.00 for a minimum of ten consecutive business days. In the event we do not regain compliance within such 180 day period, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and we will need to provide written notice of our intention to cure the deficiency during the second 180-day compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting. If we choose to implement a reverse stock split to increase the bid price of our common stock, which we may consider, we must complete the split no later than ten business days prior to the expiration of the applicable compliance period. In the event we do does not regain compliance with the rule prior to the expiration of the applicable compliance period, we will receive written notification that our securities are subject to delisting. The Nasdaq rules also provide that if during any compliance period a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security. We cannot assure you that we will be able to meet the requirement for a continued listing of our common stock on Nasdaq. Further, if we effect a reverse split, which requires stockholder approval, we can give no assurance that the market price per share of our common stock, post reverse split, will not suffer a significant decline.

The price of our common stock may be affected by a number of factors.

Factors that may affect our common stock include the following:

•	the perception of our ability to meet the Nasdaq continued listing requirements;

•

the perception of our ability to raise funds we require from time to time, including funds to pay our outstanding debt, including convertible debt with respect to which we are in default, and terms on which we issue securities in private equity transactions;

•	the perception of our ability to generate a reasonable gross profit from BESS systems;

•	volatility in the trading prices and trading volumes of solar or renewable energy stocks;

•	changes in operating performance and stock market valuations of other energy companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

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

•

if we commence business in China, the perception of our ability to operate profitably and generate positive cash flow in China and our failure to generate significant business from any operations we may commence in China;

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

All of our outstanding shares of common stock, except for 561,798 shares issued in March 2025, are eligible for sale pursuant to Rule 144, subject to limitations provided by Rule 144 with respect to affiliates. In addition, the holders of our convertible notes in the principal amount of $15.6 million at March 15, 2026, have conversion rights at an average conversion price of $2.02 per share. The conversion price is $3.20, which is 80% of our initial public offering price of $4.00 with respect to convertible notes in the principal amount of $9.5 million which were issued prior to our initial public offering, and 80% of the market price on the date of the convertible note with respect to notes issued subsequent to our initial public offering. We require additional capital and, to the extent that we raise funds through the sale of equity securities or equity-based securities and to the extent that that the remaining limited partners of the partnerships that have outstanding loans to us in the principal amount of $9.0 million receive convertible notes in respect of their investment in the limited partnership that made loans to us, the holders will have the right to sell such shares six months after issuance or earlier if the shares are registered for sale pursuant to the Securities Act of 1933. Both the sale and the market’s reaction to the possible sale of such shares could have a material adverse impact on the market price of and the market for our common stock.

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

Because our directors and executive officers own or have the right to vote approximately 20.9% of our outstanding common stock, they may be able to elect all directors, approve all matters requiring stockholder approval and block any action which may be beneficial to stockholders.

Our directors and executive officers beneficially own approximately 20.9% of our outstanding common stock, based on the stock they presently own, excluding shares issuable upon exercise of options. Our bylaws provide that one-third of the outstanding common stock constitutes a quorum for a meeting of stockholders. As a result, they may have the ability to elect all of our directors and to approve actions requiring stockholder approval as well as to prevent any action from being taken which they oppose even if such action would benefit our stockholders.

Item 1B. Unresolved Staff Comments

Not applicable

Item 1C. Cybersecurity

Our company diligently monitors cybersecurity risks, conducting annual reviews at senior management levels and, if necessary, with the Audit Committee for updates to the Board of Directors. Currently, we believe there are no significant cybersecurity threats that pose a material business strategy, operations, or financial condition.

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

Threat Response

Our vendors provide SOC teams that automatically investigate and address potential attacks. They collaborate to provide immediate responses, utilizing playbooks and auto-remediation methods such as password resets, IP blocking, software removal, and risk mitigation.

Item 2. Properties

We lease our offices and do not own any real estate. The following table set forth information as to the real property leased by us:

Location	Square Feet	Current Annual Rent	Expiration Date
3080 12th Street, Riverside, CA (1)	158,693	$1,855,566	12/31/33
Unit A905, 9th Floor, Block A, No.1-72, Lane 2855, Huqingping Highway, Zhaoxiang Town, Qingpu District, Shanghai, China	5,920	$23,517	10/30/28

(1)	This property is owned by 3080 Landlord pursuant to a net lease extension dated January 28, 2026. Rent for 2026 is at the annual rate of $1,855,566 and increases 3% per year.

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

We previously initiated arbitration proceedings against SPIC, the state-owned company related to the receivable balances of several photovoltaic EPC projects that we completed in 2020 and 2021. In April 2025, the arbitration tribunal issued awards in favor of us and subsequently we were able to collect approximately RMB 42.5 million ($6.0 million) of the receivable balance. At December 31, 2025, the unpaid receivable balance was RMB 7.0 million ($1.0 million) and we received no payments since December 31, 2025. We initiated another enforcement proceeding to collect the balance of the arbitration awards. In connection with the enforcement actions, the court has frozen certain bank accounts and real estate assets of the related SPIC subsidiaries and has issued enforcement notices requiring the Xingyi Power Supply Bureau to withhold electricity sales proceeds generated by the photovoltaic power plants. As of December 31, 2025, no cash recoveries had been received. Based on discussions with legal counsel and the enforcement court, we expect that collections will occur through the withholding of electricity revenues generated by the projects. While we believe recovery is probable, the timing and amount of collections remain subject to enforcement procedures and operating performance of the power plants. We continue to monitor the status of the enforcement proceedings and will update our assessment of collectability as additional information becomes available.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Stock Market under the symbol SMXT.

Stockholders

As of March 15, 2026, we had 88 stockholders of record. Based on information provided to us we believe that we have more than 2,950 beneficial owners of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information concerning common stock that may be issued by us with respect to compensation plans, including individual compensation arrangements) as of December 31, 2025:

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and warrants) (#)
As of December 31, 2025
Equity compensation plans approved by security holders	6,045,941	$5.01	9,074,059
Equity compensation plans not approved by security holders	149,802	$3.50	0
Total	6,195,743		9,074,059

Use of Proceeds from Our Initial Public Offering

The net proceeds from our initial public offering were approximately $18.6 million. As of March 15, 2026, we used approximately $0.8 million to make compensation payments due to our former executive vice president and $0.1 million to a former employee pursuant to our agreements with them. Our initial public offering was commenced on February 28, 2024 pursuant to a registration statement on Form S-1, File. No. 333-26606, which was declared effective by the SEC on February 12, 2024.

We invested $7.0 million from the proceeds of our initial public offering in an 8% promissory note issued by Webao Limited, a Hong Kong based social media company (“Webao”). This note has been paid as of the date of this annual report and the proceeds are used for working capital. We also invested RMB 5,000,000, or approximately $688,000, in a 5% note due June 25, 2024 issued by Qingdao. The initial maturity was June 25, 2024 and it was extended twice at the request of the maker to December 31, 2025. The principal amount of RMB 3,655,525, or approximately $522,599, of this note is outstanding on the date of this annual report. The note is shown on our balance sheet as held to maturity debt investments. The note was fully paid in February 2026. The proceeds of this note have been and will be used for working capital.

The balance of the proceeds was used for working capital, which included $5.5 million principal payments on convertible notes and $276,000 payment on legal settlement with former EB-5 noteholders.

Recent Sales of Common Stock

In December 2025 and January 2026, we issued a total of 2,603,622 shares of common stock to two accredited investors for a total of $1,518,535. The shares were issued at prices per share ranging from $0.548 and $0.70 which represented a 25% discount from the market price of the common stock. No brokers were involved in the sales.  The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The proceeds from the sale are being used for working capital.

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

Commencement of BESS Systems Business

Since the third quarter of 2025, our primary business has been negotiating contracts and performing EPC services for solar-based BESS commercial systems. As of December 31, 2025, we had commenced EPC services on a 430 MWh battery storage project in Texas pursuant to an agreement dated July 31, 2025 with Longfellow. During the year ended December 31, 2025, we generated revenue of $60.2 million, representing 66.1% of our revenue, from our EPC services pursuant to this contract. All of this revenue was generated during the second half of 2025. On December 31, 2025, we entered into three EPC agreements for large scale BESS systems, two in Puerto Rico and one in Corpus Christi, Texas. We cannot assure you that any of these projects or any other projects will be completed, that we will generate a gross profit from any commercial projects or that we will be successful in developing our commercial business as planned. As of the date of this annual report we have not completed the construction of our first BESS systems and we have not commenced work for the three projects for which we signed contracts on December 31, 2025. These contracts are fixed price contracts, and we may not be able to recoup any increase in prices which we may incur. Further, we cannot assure you that we will generate a gross profit on these contracts and if we do not generate a significant gross profit on these contracts, we may not be able to operate profitably. Further, until we have demonstrated that we are able to construct a BESS system on time and on budget, we may have difficulty in securing contracts for these systems.

Impact of Tariffs and Trade Policy

Recent changes in U.S. trade policy have resulted in the implementation or threatened implementation of tariffs on certain imported goods, particularly those manufactured in China and other countries. These tariffs have increased the cost of certain raw materials and components used in our products. While we have taken steps to mitigate the impact, including working with suppliers and adjusting our pricing strategy, the tariffs are expected to result in higher input costs for our operations for the remainder of 2025. For the year ended December 31, 2025, the tariffs did not have material effects on our cost of revenue.

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

Regulatory Changes, Inflation and Supply Chain Issues

The federal residential solar tax credit, officially known as the Residential Clean Energy Credit, expired on December 31, 2025. This means that homeowners who had solar energy systems installed and placed into service by this date will qualify for a 30% federal tax credit on the cost of the system. After December 31, 2025, there will be no federal tax credit available for new residential solar installations. This represents a significant change from the previous plan laid out in the Inflation Reduction Act, which would have seen the credit gradually phase out until it expired in 2034. This change in the tax law may significantly reduce the incentive of residential users to install solar systems.

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

The inflationary pressures, including the inflationary pressures resulting from the tariff policy of the United States and the effect of the war on Iran, which commencing on February 28, 2026, including Iran’s response to the actions  taken against it by the United States and Israel, that are affecting us are not unique to our industry, and relate to the cost of raw materials, labor costs generally and the price at which we can sell our products. Because solar energy can be seen as a way to provide a homeowner with relief from the increasing utility prices for electricity, the market for solar systems generally, and our business specifically, has enabled us to sell solar systems. Thus, the effects of inflation may also affect the marketability of our solar systems to residential users which are also impacted by the effects of NEM 3.0 and the elimination of the federal residential tax credit at December 31, 2025.

Compensation costs per employee, excluding stock-based compensation, for operations, sales, marketing and administrative personnel decreased approximately 6.9% for the year ended December 31, 2025 compared to the same period in 2024. The decrease in 2025 reflected the lay-off of a portion of our employees resulting from a slowdown in our residential solar business after we had completed installation of the increased 2023 backlog resulting orders placed in 2023 in advance of NEM 3.0 becoming effective in April 2023, as discussed below under “Effects of NEM 3.0.” We experienced an increase in residential solar sales in 2023 and our income for 2023 reflected the increased cost of retaining and attracting talent, and such costs may continue to increase as labor costs in California continue to increase as a result of the inflationary pressures. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to meet competition which would result in a lower gross margin and a drop in operating income. Supply chain issues have caused us to periodically stock up on components such as solar panels and battery systems to provide an adequate supply to meet expected demand, putting pressure on our cash flow. We do not believe that the supply chain issues that affected our operations in prior periods are currently affecting us. We cannot assure you that such delays and increased costs will not affect our business in the future.

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

Elimination of Forfeiture Provisions of Options and Stock Grants

During the years 2015 to 2019, we granted restricted stock and stock options to employees and consultants, of which 264,650 shares of restricted stock and stock options to purchase 5,898,137 shares were outstanding at the date of our initial public offering. Under the terms of the restricted stock grant and stock options, the restricted stock and options became vested and non-forfeitable upon the completion of our initial public offering, which occurred on February 12, 2024, the effective date of the registration statement relating to our initial public offering. Under GAAP, upon the completion of the initial public offering, the value of the restricted stock and the incentive stock options is treated as compensation expense in the period in which the restricted stock and stock options become non-forfeitable and are deemed to have met the performance-based indicator (i.e., the completion of the initial public offering). Using the Black Scholes valuation method, the fair value of the incentive stock options at the time of the Company’s initial public offering was approximately $18.5 million, which is stock-based compensation that does not reflect a cash expense, of which approximately $1.3 million is included in cost of revenues and $15.9 million is included in general and administrative expense in the year ended December 31, 2024.

Defaults on Convertible Notes

From April 2023 through December 31, 2025, we did not pay annual principal installment payments and related quarterly interest payments when due which resulted in an event of default on convertible notes. The aggregate principal balance at December 31, 2025 of the notes in default was $14.3 million. The default provisions of the notes provide that if an event of default occurs the outstanding principal amount of this note, plus accrued but unpaid interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash, and commencing five days after occurrence of any Event of Default that results in the eventual acceleration of the note, the interest rate on the note shall accrue at an interest rate of 12% per annum. Further, if an event of default occurs, the noteholders, together, have rights to foreclose on the collateral securing the notes. Since there is an event of default, the holders of all of these notes have the current right to accelerate payment on the full principal amount of the notes, in which event all of these notes with interest at 12% per annum may become due. We cannot assure you that we will be able to pay the notes plus interest if the notes are accelerated.

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

Since the third quarter of 2025, our principal business was EPC services in connection with the construction of BESS systems. On July 31, 2025, we entered into an EPC agreement with Longfellow, to develop a BESS facility. Based on the contract terms, the contract is expected to generate revenues of approximately $120.1 million and interest income of $7.2 million from a financing component related to milestone payments that extend beyond the project completion date. Longfellow will own and operate the facility, which will be located in Pecos County, Texas and is expected to have a storage capacity of 430 megawatt-hours. Completion of the BESS facility is targeted for June 2026, although we cannot assure you that this completion date will be met. To the extent that our costs for the project increase as a result of tariffs, the war with Iran, supply chain issues or other factors, any change in the price of the project would be subject to the approval of Longfellow. To the extent that we cannot adjust our prices to reflect such additional costs, our gross margin on the project will be impacted. We have committed to make a $5.0 million capital contribution to Longfellow, in which we have an 8% equity interest. Our capital contribution in the amount of $5.0 million was due no later than December 31, 2025, but has not been paid to date. As of the date of the annual report, we have only provided EPC services.

On December 31, 2025, we entered into three EPC agreements for large scale BESS systems, two in Puerto Rico and one in Corpus Christi, Texas. Pursuant to an EPC agreement with Naguabo BESS LLC, a Texas limited liability company (“Naguabo”), we will develop a BESS facility in Ceiba Municipality, Puerto Rico. The contract is expected to generate revenues of approximately $122.3 million. Naguabo will own and operate the facility, which is expected to have a storage capacity of 320 megawatt-hours. We will have a 9% membership interest in Naguabo. Pursuant to an EPC agreement with Yabucoa BESS LLC, a Texas limited liability company (“Yabucoa”), we will develop a BESS facility in Humacao Municipality, Puerto Rico. The contract is expected to generate revenues of approximately $35.9 million. Yabucoa will own and operate the facility, which is expected to have a storage capacity of 80 megawatt-hours. We will have a 9% membership interest in Yabucoa. Pursuant to an EPC agreement with Navboot Holdco, LLC, a Delaware limited liability company (“Navboot”), we will develop a BESS facility in Corpus Christi, Texas. The contract is expected to generate revenues of approximately $258.1 million. Navboot will own and operate the facility, which is expected to have a storage capacity of 600 megawatt-hours.

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

Although we had nominal sales through the dealer network prior to 2024, during the years ended December 31, 2025 and 2024, approximately 47% and 21%, respectively, of our revenues from residential solar and battery contracts, and 11% and 22% of our total revenues were generated through the dealer network program. We believe that our participation in the dealer network enhances our ability to attract residential customers.

Results of Operations

The following tables set forth information relating to our operating results for the years ended December 31, 2025 and 2024 (dollars in thousands) and as a percentage of revenue:

	Years Ended December 31,
	2025		2024
	Dollars	%	Dollars	%
Revenue:
Large-scale EPC contracts	$60,172	66.1%	$-	0.0%
Solar energy sales	23,335	25.6%	17,910	78.0%
LED sales	7,193	7.9%	4,737	20.6%
Financing	282	0.4%	340	1.4%
Total revenues	90,982	100.0%	22,987	100.0%
Cost of revenue:
Large-scale EPC contracts	59,853	65.9%	-	0.0%
Solar energy sales	20,772	22.9%	16,319	71.1%
LED sales	6,127	6.7%	4,353	18.9%
Total cost of revenues	86,752	95.5%	20,672	90.0%
Gross profit	4,230	4.6%	2,315	10.1%
Operating expenses:
Sales and marketing (US)	367	0.4%	517	2.2%
General and administrative (US)	9,565	10.5%	26,074	113.4%
General and administrative (China)	594	0.6%	1,365	5.9%
Asset impairment (China)	-	0.0%	7,462	32.5%
Total operating expenses	10,526	11.5%	35,418	154.0%

Income (loss) from operations (US)	(5,702)	(6.3)%	(24,277)	(105.6)%
Income (loss) from operations (China)	(594)	(0.7)%	(8,827)	(38.4)%
Equity in income of solar project companies	254	0.3%	635	2.8%
Gain on debt extinguishment	(976)	(1.1)%	303	1.3%
Gain on early termination of lease	-	0.0%	77	0.3%
Interest income	539	0.6%	501	2.2%
Interest expense	(1,366)	(1.5)%	(1,566)	(6.8)%
Other income (loss), net	386	0.5%	(145)	(0.5)%
Income (loss) before income taxes	(7,459)	(8.2)%	(33,299)	(144.7)%
Income tax provision (benefit)	(1,135)	(1.2)%	1,664	7.2%
Net income (loss)	(6,324)	(7.0)%	(34,963)	(151.9)%
Currency translation adjustment	31	0.0%	(167)	(0.7)%
Comprehensive income (loss)	$(6,293)	(7.0)%	$(35,130)	(152.6)%

Years Ended December 31, 2025 and 2024

The following table set forth information relating to our revenue and gross profit results for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Years Ended December 31,
	2025	2024	Change	% Change
Revenue:
Large-scale EPC contracts	$60,172	$-	$60,172	-%
Solar energy residential sales	23,335	17,910	5,425	30.3%
LED sales	7,193	4,737	2,456	51.8%
Financing	282	340	(58)	(17.1)%
Total revenues	90,982	22,987	67,995	295.8%
Cost of revenue:
Large-scale EPC contracts	59,853	-	59,853	-%
Solar energy sales	20,772	16,319	4,453	27.3%
LED sales	6,127	4,353	1,774	40.8%
Total cost of revenues	86,752	20,672	66,080	319.7%
Gross profit	$4,230	$2,315	$1,915	82.7%

Revenues

Revenues for the year ended December 31, 2025 were $91.0 million, an increase of $68.0 million or 295.8% from $23.0 million in the year ended December 31, 2024. The increase resulted from revenue of $60.2 million from the Longfellow Contract to develop a BESS facility in Pecos County, Texas, a $5.4 million increase in residential solar energy and battery sales, and a $2.5 million increase in LED sales, offset with a $58,000 decrease in financing revenue. We did not have any revenue from large-scale EPC contracts prior to the third quarter of 2025. Our revenue from residential and commercial solar energy and battery sales increased from $17.9 million for the year ended December 31, 2024 to $23.3 million for the year ended December 31, 2025, a 30.3% increase. Our revenues for the year ended December 31, 2024 were negatively impacted by unusually frequent and heavy rains in California in the early part of 2024, which affected our ability to complete the installation of solar systems, which we did not experience in 2025, and coupled with our ability to increase solar revenue from our dealer network program which resulted in the increase in sales of both the residential and commercial solar energy systems and batteries. The increase in the solar energy and battery sales in the year ended December 31, 2025 reflects a 9.4% increase in the number of systems completed and a 13.6% increase in the wattages deployed. The number of completed systems and the wattages deployed in the year ended December 31, 2024 reflects incremental business resulting from customers signing solar contracts for solar systems prior to the April 2023 effectiveness of NEM 3.0 deadline in California. During the years ended December 31, 2025 and 2024, our battery only sales were $1.8 million and $1.1 million, respectively. Battery sales refer to the sale of batteries sold other than as a part of a solar system and are included in solar energy residential sales.

As a result of the continued relatively high interest rate environment and the expiration of the federal residential solar tax credit on December 31, 2025, we expect the revenue from our residential sales to grow modestly in 2026 through our continued expansion of the dealer network program.

Based on the terms of the Longfellow Contract, the contract is expected to generate revenues and financing income of approximately $127.3 million for us, and we expect to complete the work during 2026. During the year ended December 31, 2025, we recognized $60.2 million in revenues related to this project. On December 31, 2025, we entered into three EPC agreements for large scale BESS systems, two in Puerto Rico and one in Corpus Christi, Texas. Based on the terms of  the agreements, these three EPC agreements are expected to generate revenue of $122.3 million, $35.9 million, and $258.1 million, respectively. As of the date of this annual report, we had not completed the Longfellow project, and we had not commenced the EPC services for the other three BESS projects.

Our LED revenue increased by $2.5 million, or 51.8%, to $7.2 million for the year ended December 31, 2025 from $4.7 million for the year ended December 31, 2024, primarily resulting from the increase in the number of LED projects. LED revenues include LED product sales and LED consulting revenues and are expected to continue to fluctuate based on the number of LED projects awarded which is based on the bidding process and specific customer purchase requirements and timing. The revenue trend from our LED business therefore tends to fluctuate period to period.

We have not originated any loans to our solar customers since early 2022, and our loans in 2021 were modest. As a result, our finance revenue for the years ended December 31, 2025 and 2024 was $282,000 and $340,000, respectively, from our portfolio of solar loans. Finance revenue will decrease as loans in our portfolio are paid and not replaced by new loans.

Cost of revenue and gross profit

Our cost of revenue for the year ended December 31, 2025 was $86.8 million, an increase of $66.1 million or 319.7% from $20.7 million for the year ended December 31, 2024. The increase in cost of revenue was primarily driven by the Longfellow contract. During the year ended December 31, 2024, we recognized a one-time non-cash stock-based compensation expense of approximately $1.3 million in cost of revenue as a result of performance options vesting upon our initial public offering in the first quarter of 2024. Excluding this one-time stock-based compensation expense cost of revenue increased 346.6% from $19.4 million in the year ended December 31, 2024 to $86.7 million in the year ended December 31, 2025, primarily driven by the corresponding increase in sale revenue related to the new EPC contract entered into in July 2025 with Longfellow.

The overall gross margin decreased to 4.6% for the year ended December 31, 2025 from 10.1% in the year ended December 31, 2024. Excluding the effect of one-time stock-based compensation expense of $78,000 in the third quarter of 2025 and $1.3 million in the first quarter of 2024, our overall gross margin for the year ended December 31, 2025 would be 4.7% compared to 15.6% in the year ended December 31, 2024. The reduction in gross margin in 2025 was largely due to the costs recognized related to the new EPC contract with Longfellow, in addition to higher unit costs in our solar business. Our revenue recognition for Longfellow contract requires us to recognize revenue, but not profit, on uninstalled materials. The revenue on uninstalled materials was recognized by us when the control was transferred equal to the cost of the uninstalled materials. This decrease in gross margin was partially offset by an increase in the gross margin for our LED operation due to higher volume of higher margin LED products. We have no cost of revenue with respect to interest income on customer loans. Our China operations had no revenue and no cost of revenue for the years ended December 31, 2025 and 2024.

Operating expenses

Sales and marketing expenses for the year ended December 31, 2025 decreased to $367,000, a decrease of $150,000, or 29.1%, from $517,000 in the comparable period of 2024. Sales and marketing expenses were 0.4% of revenue for the year ended December 31, 2025 compared to 2.2% for the year ended December 31, 2024. Our sales and marketing expenses may fluctuate from time to time based on the types of marketing and promotion initiatives we deploy. We expect to continue to be selective in our sales and marketing spends for 2026. Our China operations did not incur sales and marketing expenses for the years ended December 31, 2025 and 2024.

General and administration expenses for the year ended December 31, 2025 decreased $16.6 million or 63.8%, to $9.5 million compared to $26.1 million for the year ended December 31, 2024, representing 10.4% of revenue for the year ended December 31, 2025 compared to 113.4% of revenue for the year ended December 31, 2024. The decrease in the year ended December 31, 2025 is principally attributed to the $17.3 million stock compensation expense recognized in the year ended December 31, 2024 as a result of performance options vesting upon our initial public offering in the first quarter of 2024. Our general increase, excluding the stock compensation expense, in general and administrative expenses in 2025 reflects the cost of compliance and other regulatory costs associated with being a public reporting company which is expected to continue in 2026. The decrease in the percentage of both sales and marketing and general and administrative expenses as a percentage of revenue in 2025 reflects revenue of approximately $60.2 million from the Longfellow Contract, on which revenue commenced in the third quarter 2025.

General and administrative expenses relating to our China operations were $594,000 in the year ended December 31, 2025, as compared with $1,365,000 in the year ended December 31, 2024. During the year ended December 31, 2024, we had a $1.1 million recovery of previously reserved receivable on one of our projects for SPIC as a result of an arbitration ruling in our favor. Excluding the effect of the $1.1 million recovery in 2024, the increase in general and administrative expenses in the China operations in 2025 is due to the legal and travel related costs incurred in connection with the SPIC lawsuits and related arbitration.

Impairment of China Goodwill

During the year ended December 31, 2024 we performed a goodwill impairment assessment with respect to our China operations considering various factors and based primarily on the continued economic downturn in China that directly impacts our ability to generate new businesses in the foreseeable future and the absence of any agreements or negotiations for agreements at December 31, 2024. We recognized an impairment charge for the entire balance of the goodwill of $7.5 million for the year ended December 31, 2024. We do not have any contracts to perform services in China and we are not engaged in discussions with respect to any new contracts and we are not engaged in any marketing activities in China. We are not generating any revenue and we have no prospects for revenue from China. However, we continue to incur expenses, primarily relating to our back office expenses which results in general and administrative expenses for our China operations. We can give no assurance as to our ability to generate revenue from our China operations.

Income (loss) from operations

As a result of the factors described above, our loss from operations was $5.7 million for the year ended December 31, 2025, compared to loss from operations of $24.3 million in the year ended December 31, 2024, reflecting the one-time stock compensation expense of $18.5 million associated with the vesting of stock options and restricted stock upon our initial public offering completed in February 2024. Our loss from operations for the China operations was $594,000 for the year ended December 31, 2025, compared to a loss from operations of $8.8 million in the year ended December 31, 2024, principally as a result of the recognition of impairment loss associated with goodwill of $7.5 million.

The consolidated loss from operations was $6.3 million for the year ended December 31, 2025 compared to a consolidated loss from operations of $33.1 million for the year ended December 31, 2024.

Equity in income (loss) from unconsolidated entities

Equity in income from unconsolidated entities comprises the equity in income from three unconsolidated project companies in which we have a non-controlling 30% interest. The equity in income reported for the year ended December 31, 2025 was $254,000 compared to $635,000 in the year ended December 31, 2024, a decrease of $381,000 or 60.1%. The decline in revenue and income from these Chinese unconsolidated entities in 2025 resulted from insufficient sunlight, cloudy skies and frequent rain in the Guizhou region leading to a decline in the power production relative to the prior period.

Loss on debt extinguishment

Loss on debt extinguishment for the year ended December 31, 2025 was $977,000, of which $990,000 resulted from the issuance of common stock at a 25% discount from market in satisfaction of our promissory notes in the principal amount of $2.9 million, offset by a $13,000 gain on debt extinguishment for the exchange of a $500,000 secured EB-5 note payable to a related party for a 4% convertible note in the same principal amount. During the year ended December 31, 2024, we issued 4% secured convertible notes in the principal amount of $6.0 million in exchange for $6.0 million of secured 3% EB-5 notes payable to related parties, resulting in gain on debt extinguishment of $147,000, and we settled $500,000 principal amount of 4% convertible note for a gain of approximately $142,000. When the secured EB-5 notes are exchanged, the limited partners of the related party are not related parties.

Interest expense, net

Interest expense, net, for the year ended December 31, 2025 was $827,000, an increase of $238,000, or 22.4%, from the year ended December 31, 2024. Our interest expense in the year ended December 31, 2025 primarily includes interest at 3% on two loans from related parties in the United States with a total principal balance of $10.5 million at December 31, 2025 and interest at 4% on convertible notes issued to former limited partners of CEF in transactions in which the former limited partners of CEF accepted a 4% convertible note issued by SolarMax and the subsidiary that borrowed the funds from CEF with an aggregate principal balance of $15.2 million at December 31, 2025. The convertible notes issued to the former limited partners of CEF were issued as payment of the former limited partner’s capital account in CEF and replace debt of an equal amount that had been due to CEF. The notes are secured by the same collateral as the notes to CEF. At December 31, 2025, we are in default on $14.3 million of the principal amount of convertible notes, and the holders of these notes have the right to accelerate payment, which would result in an increase in the interest expense to 12% per annum. Our interest expense reflects interest at the stated interest rate of 4%. In the event that any or all of the noteholders on which we have defaulted exercise their acceleration option to call the notes and trigger the default rate, we would be required to pay interest at 12% for almost all of the time the notes were in default. Such additional interest will be reflected as interest expense in the quarter in which payment of the notes is accelerated.

Our interest income for the years ended December 31, 2025 and 2024 includes interest earned on a 8% promissory note due December 31, 2025 which was issued by Webao, and a 5% promissory note due December 31, 2025 which was issued by Qingdao. For the years ended December 31, 2025 and 2024, interest income on the Webao note was $385,000 and $464,000, respectively. The Webao note was paid in full in December 2025. For the years ended December 31, 2025 and 2024, interest income on the Qingdao note was $41,000 and $30,000, respectively. The Qingdao note is reflected as held maturity debt investments on the Consolidated Financial Statements. The unpaid principal and accrued interest on this note were repaid in full on February 19, 2026.

Other income (expense), net

During the year ended December 31, 2025, other income, net was $386,000 consisting primarily of a $198,000 of foreign currency transaction gains for intercompany receivable denominated in RMB, a loss on disposal of property in the amount of $65,000 and an elimination gain related to foreign currency of $249,000. During the year ended December 31, 2024, other expense was $145,000, consisting primarily of a $332,000 of foreign currency transaction losses for intercompany receivable denominated in RMB, a $30,000 loss associated with the write-off of legal settlement receivable as a result of the debtor's bankruptcy, offset be cash distributions declared of $198,000 from zero basis equity investments in unconsolidated joint venture entities in the United States, and a gain on disposal of property in the amount of $21,000.

Income tax benefit (provision)

For the years ended December 31, 2025 and 2024, we reported an income tax expense of $68,000 and $6,000, respectively, attributable to the Texas franchise tax and other state minimum tax liabilities.

For our China operations, income tax benefit of approximately $1.1 million and income tax expense of approximately $1.7 million were reported for the years ended December 31, 2025 and 2024, respectively, arising from an increase in the valuation allowance against deferred tax assets as of December 31, 2025 and current tax expense for the year ended December 31, 2024.

Net income (loss)

As a result of the foregoing, we had consolidated net loss of $6.3 million, or $(0.13) per share (basic and diluted), for the year ended December 31, 2025, compared with a consolidated net loss of $35.0 million, or $(0.79) per share (basic and diluted), for the year ended December 31, 2024.

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

As a result of foreign currency translations, which are non-cash adjustments, we reported net foreign currency translation losses of $31,000 and $167,000 for the years ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

The following tables show consolidated cash flow information for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Years Ended December 31,		$ Increase
	2025	2024	(Decrease)
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$498	$(9,130)	$9,628
Net cash provided by (used in) investing activities	5,839	(6,316)	12,155
Net cash provided by (used in) financing activities	1,148	13,309	(12,161)
Net increase (decrease) in cash and cash equivalents and restricted cash	7,184	(1,831)	9,015
Net increase (decrease) in cash and cash equivalents and restricted cash excluding foreign exchange effect	$7,485	$(2,137)	$9,622

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 was $498,000, compared to net cash used in operating activities for the year ended December 31, 2024 of $9.1 million. The cash provided by operations for the year ended December 31, 2025, resulting from a decrease in our net loss of $28.6 million,  decreases in non-cash expense of $27.0 million primarily from decreases of $7.5 million in China goodwill impairment loss and $18.0 million from stock-based compensation, and an increase of $8.0 million in cash used for our operating assets and liabilities.

Net cash used in operations for the year ended December 31, 2024 of $9.1 million. The cash used in operations for the year ended December 31, 2024, resulting from our net loss of $35.0 million, increases in non-cash expense from $18.5 million in stock-based compensation expenses and $7.5 million in China goodwill impairment loss, and an increase of $5.8 million in cash used for our operating assets and liabilities.

Non-cash adjustments changes from 2024 to 2025 :

•	$18.0 million decrease in stock-based compensation expense

•	$7.5 million decrease in goodwill impairment loss

•	$3.2 million decrease in deferred income taxes.

•	$990,000 increase from the loss on debt extinguishment relate to promissory note payables exchanged for common stock

•	$381,000 net increase resulting from equity in income from our equity investments.

•	$289,000 net increase from the reduction in gain on debt extinguishment related to the exchange of convertible notes

•	$37,000 net decrease in depreciation and amortization expense which includes loan and debt discounts amortization.

•	$29,000 decrease in expenses associated with loss provisions for bad debts, loan losses, inventories, warranty, customer care and production guaranty.

Changes in operating assets and liabilities:

•	$45.7 million decrease in cash from a net increase contract assets related to projects for which the performance obligations have not been satisfied under our revenue recognition policies.

•	$57.6 million increase in cash from an increase accounts payable.

•	$8.5 million decrease in cash from a net increase in accounts receivable, SPIC receivable, and other receivables and current assets.

•	$6.2 million increase in cash from a net increase in accrued expenses and other payables and other liabilities.

•	$826,000 decrease in cash from an increase in inventories.

•	$720,000 increase in cash from a decrease in customer loans receivable.

•	$124,000 decrease in cash from a decrease operating lease liabilities.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was approximately $5.8 million, related to repayments received on promissory notes which were short-term investments made in 2024. Net cash used by investing activities for the year ended December 31, 2024 was $6.3 million, consisting of $7.7 million of short-term investment in promissory notes, offset by $1.3 million repayments received on the promissory notes, and $21,000 of cash proceeds related to the disposal of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $1.1 million, consisting of $4.8 million of proceeds from sale of common stock, offset by $3.3 million principal payments on convertible notes, and $346,000 payment on legal settlement with former EB-5 noteholders.

Net cash provided by financing activities for the year ended December 31, 2024 was $13.3 million, consisting of $18.6 million of net cash proceeds from the initial public offering completed in March 2024, $900,000 loan proceeds from a new short-term borrowing, offset by $5.5 million principal payments on convertible, and $276,000 payment on legal settlement with former EB-5 noteholders.

Cash and Cash Equivalents and Restricted Cash

The following table sets forth, our cash and cash equivalents and restricted cash held by our United States and China operations at December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025	2024

United States
Insured cash	$909	$523
Uninsured cash	1,899	497
	2,808	1,020
China
Insured cash	309	43
Uninsured cash	5,130	-
	5,439	43
Total cash and cash equivalents and restricted cash	8,247	1,063
Less: Cash and cash equivalents	7,967	786
Restricted cash	$280	$277

We currently do not plan to repatriate any cash or earnings from any of our non-United States operations because we intend to utilize such funds to purchase inventory in China for delivery to the United States. Therefore, we do not accrue any China exit taxes related to the repatriation.

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

We invested $7.0 million from the proceeds of our initial public offering in an 8% promissory note issued by Webao, and RMB 5,000,000, or approximately $688,000, in a 5% note due June 25, 2024 issued by Qingdao, a PRC-based company. As of December 31, 2025, Webao had repaid the $7.0 million. The initial  June 30, 2024 maturity date of the Qingdao note was extended at the request of Qingdao initially to December 25, 2024 and further subsequently extended to June 30, 2025. All of the extensions were at the request of the respective makers of the notes. As of December 31, 2025, we had received payments of RMB 1,344,475, or approximately $186,000, on account of the Qingdao note with the remaining unpaid principal and interest paid in full on February 19, 2026. These notes are shown on our balance sheet as short-term investments. Maintaining any significant portion of our cash in non-financial institutions, particularly companies in Hong Kong and China, which do not have any of the protections provided by United States banks, is subject to adverse conditions in the Chinese financial and credit markets, which could impact access to our invested cash and could adversely impact our operating liquidity and financial performance.

Borrowings and Stock Issuances

At December 31, 2025, our current liabilities included secured convertible notes in the principal amount of $14.7 million and secured notes to related parties of $5.5 million. Because the holders of the $14.3 million principal amount of notes that are in default have the right to accelerate payment at any time, the full principal amount of these notes is included in current liabilities.

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

On June 10, 2024, we borrowed $900,000 from an unrelated investment company and issued our one-year 12% promissory note in the principal amount of $900,000. The note was paid during quarter ended September 30, 2025.

During the year ended December 31, 2025, we issued 9,635,712 shares of common stock, at a discount of 25% from the market price on the date of the investment, which prices ranged from $0.70 to $0.90, with an average purchase price of $0.79. Two of the investors were the beneficial owners of the investment company that made a $900,000 loan to us and made an additional $100,000 investment and assigned the investment company’s interest in the note and the additional investment to the beneficial owners. Under the Nasdaq regulations, we may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval.

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

The loans from CEF and CEF II become due, as to the investment of each limited partner, four years from the date of the loan and may be extended as may be necessary to meet applicable USCIS immigrant investor visa requirements, which will be the date that the limited partner is eligible for a green card. Under the limited partnership agreements for CEF and CEF II, the limited partners have the right to demand repayment of their capital account when the petition is approved, which demand may trigger a maturity of the loan from CEF or CEF II in the amount of the limited partner’s investment. The initial four-year term of notes in the principal amount of $55.5 million, which were issued to CEF and CEF II, and had expired prior to December 31, 2023 and are on extension until the limited partners meet applicable immigrant investor visa requirements. We cannot determine the period of the extensions. As of March 15, 2026, limited partners whose capital contributions funded loans of $43.5 million had received their green card approval and their extensions expired and one limited partner whose capital contribution funded $500,000 had withdrawn from CEF II and the limited partner’s capital contribution was returned. The petitions of limited partners of CEF and CEF II whose capital contribution funded loans of $8.0 million are pending.

As the loans matured and the limited partners requested return of their capital contribution, we offered the limited partners, in lieu of the payment by the limited partnership, a convertible note with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to CEF and CEF II.   The convertible notes are issued by the Company and the applicable subsidiary – SREP for loans from CEF and LED from loans from CEF II. As of March 15, 2026, we had issued convertible notes in the principal amount of $43.5 million to former limited partners of CEF and CEF II, of which principal payments of $25.0 million had been made on the anniversary of the respective dates of issuance, and convertible notes in the principal amount of $3.0 million had been purchased by us for $2.1 million, leaving convertible notes in the principal amount of $15.6 million outstanding. As of March 15, 2026, notes to CEF and CEF II in the aggregate principal amount of $9.0 million were outstanding.

Convertible Notes

We have issued 4% secured subordinated convertible notes to former limited partners of CEF and CEF II, pursuant to exchange agreements with the limited partners. The limited partners accepted the notes in lieu of cash payments of their capital contribution which resulted in a reduction of SREP’s and LED's notes to CEF and CEF II, respectively, in the same amount, reducing the outstanding EB-5 loan balance. Payment of the notes is secured by a security interest in SREP’s and LED's accounts and inventory, which are the same assets as secure the original note to CEF and CEF II. The convertible notes are payable in equal installments on the first, second, third, fourth and fifth anniversaries of the date of issuance. The convertible notes made prior to, or on or about the date of, our initial public offering are convertible into common stock at a conversion price of $3,20, which is 80% of our initial public offering price of $4.00 per share. The convertible notes made after our initial public offering are convertible into common stock at a conversion price equal to 80% of the average closing price of our common stock for the ten trading days preceding the date of the exchange agreement with the limited partner which conversion prices range from $0.65 to $9.07, with an average conversion price of $1.58. The convertible notes may be converted into common stock at the first, second, third, fourth and fifth anniversaries of the date of issuance, but not earlier than six months from the date of our initial public offering or for convertible notes issued after the initial public offering, six months after the issuance of the notes.

All convertible notes issued contained redemption put features that allow the holders of the convertible notes the right to receive, for each conversion share that would have been issuable upon conversion immediately prior to the occurrence of an effective change in control event defined as a fundamental transaction, the number of shares of common stock of the successor or acquiring corporation or of ours, if it is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock for which these convertible notes are convertible immediately prior to such fundamental transaction. We evaluated the redemption put feature contained in the convertible notes under the guidance of ASC 815 and concluded that the requirements for contingent exercise provisions as well as the settlement provision for scope exception in ASC 815-10-15-74 has been meet. Accordingly, the redemption put features contained in the convertible notes were not bifurcated and accounted for as freestanding derivative instruments.

During the year ended December 31, 2025, we issued convertible notes in the aggregate principal amount of $500,000 pursuant to exchange agreements which resulted in a reduction of EB-5 notes in the principal amount of $500,000 and recognized a gain on debt extinguishment of $13,000. During the year ended December 31, 2024, we issued convertible notes in the aggregate principal amount of $6.0 million pursuant to exchange agreements which resulted in a reduction of EB-5 note in the principal amount of $6.0 million and recognized a gain on debt extinguishment of $303,000.

Default Event and Remedies Upon Event of Default

From April 2023 through December 31, 2025, we did not pay annual principal installment payments and related quarterly interest payments within 30 days of the anniversary dates, causing a default event on convertible notes in the aggregate principal amount of $14.3 million, at December 31, 2025. The notes provide that, commencing five days after occurrence of any Event of Default that results in the eventual acceleration of the note, the interest rate on the note shall accrue at an interest rate equal to the lesser of 12% per annum or the maximum rate permitted under applicable law. Further, if any Event of Default occurs, the outstanding principal amount of the note plus accrued but unpaid interest and other amounts owing in respect thereof through the date of acceleration shall become, at the noteholder's election, immediately due and payable in cash, and the noteholder together shall have rights to foreclose on the collateral  Since the noteholders have not taken steps to accelerate payment, which triggers the 12% default interest rate, we have accrued interest on the notes at 4%.  As of December 31, 2025, one noteholder has given notice for acceleration, for which we have accrued the interest at the 12% default rate, and the note and accrued interest was paid in full in January 2026.

Other Debt Obligations

We had an unsecured loan for $2.0 million from an unrelated party bearing interest rate at 6% per annum which became due at June 30, 2025. This loan had been extended periodically since the original maturity date of April 30, 2021. On July 31, 2025 this loan was exchanged for 2,702,703 shares of common stock in a private placement offering at a discounted per share price of $0.74 per share. In connection with this exchange, we recognized a loss on debt extinguishment of approximately $676,000 in July 2025 based on the fair value of our common stock relative to the discount sale price of the common stock. The issuance of the shares is part of the equity financing during the year ended December 31, 2025, described above in the fourth paragraph under “Borrowings and Stock Issuances.”

We had an unsecured loan for $900,000 from an unrelated investment company bearing interest rate at 12% per annum which became due on August 10, 2024 and had since been extended to June 30, 2025. On April 16, 2025, the $900,000 unsecured promissory note was assigned by the original creditor to two unrelated individuals, who then exchanged the promissory note for a total of 1,046,512 shares of our common stock at a purchase price of $0.86 per share, representing a discount of 25% of the fair value of the share. In connection with the exchange, we recognized a loss from debt extinguishment of $313,953 based on the fair value of the common stock relative to the sale price of the shares.

Notes Payable to SMX Property, LLC, a related party

On October 10, 2022, SMX Property, LLC, a related party and the former owner of our Riverside headquarters, made unsecured loans to us of $944,077 and $414,581, for which we issued its 8% promissory notes due October 10, 2025, with interest payable quarterly. The $944,077 loan was used to pay the security deposit and lease obligations for one month owed to the new owner of our headquarters building under the new lease agreement. On September 2, 2025, this loan was repaid. The $414,581 loan was used to pay lease obligations owing to SMX Property by us for rent on our headquarters from June 1, 2022 to October 12, 2022. On July 22, 2025, this loan was repaid. Our chief executive officer and our former executive vice president who is a 5% stockholder and is the principal management of SMX Property. One other director has a non-controlling interest in SMX Property and is not part of its management.

Contractual Obligations

Borrowings

Principal maturities for the financing arrangements as of December 31, 2025 are as follows (dollars in thousands):

For the year ending December 31,	EB-5 Loans - Related Party	Convertible Notes	Total
2026	$5,500	$14,650	$20,150
2027	3,500	200	3,700
2028	1,500	200	1,700
2029	-	100	100
Total	$10,500	$15,150	$25,650

Operating Leases

Future minimum lease commitments for office facilities and equipment for each of the next five years as of December 31, 2025, are as follows (dollars in thousands):

For the year ending December 31,	Total
2026	$1,785
2027	16
2028	10
Total	$1,811

On January 28, 2026, we entered into an amendment to the lease for our facilities at 3080 12th Street, Riverside, California. The amendment extends the expiration date of the lease from December 31, 2026 to December 31, 2033. The annual base rent during the term, as extended is $1,855,566 for 2026 and it increases annually until $2,282,112 for 2033. We will also pay certain operating expenses in the same manner as with the prior lease. The amendment provides for certain construction expenses, a portion of which are payable by the landlord and a portion of which are payable by us.

Employment Agreements

On October 7, 2016, we entered into an employment agreement with our chief executive officer, David Hsu, for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreements provide for an annual salary with an increase of not less than 3% and an annual bonus in restricted stock and cash equal to a specified percentage of consolidated revenues for each year. Mr. Hsu’s annual salary for 2024 was at the annual rate of $737,924, and his annual salary for 2025 is at the annual rate of $760,065. We also owe Mr. Hsu $675,000 as the cash payment in connection with his exchange of 1,348,213 restricted shares of common stock for options to purchase 1,428,432 shares of common stock at $5.01 per share and a cash payment of $675,000, which was initially payable by December 15, 2019 and has been extended and is now due commencing on December 31, 2025 in twelve equal monthly installments. In addition, at December 31, 2025, we owed Mr. Hsu $1,818,282, representing deferred salary from 2019 through 2024 and cash bonuses deferred from 2017 and 2018. Mr. Hsu waived his bonus for 2019 through 2025 as part of the suspension of incentive programs for key employees, and he agreed that the $1,818,282 deferred salary and $675,000 bonus be paid in twelve equal monthly installments with the first payment having become due on December 31, 2025. As of March 15, 2026, Mr. Hsu has been paid $415,547 under this agreement.

Cash Requirements

We require substantial funds for our business, and we believe that the cash and cash equivalents and short-term investment, together with cash generated by our operations should enable us to meet our cash requirements for at least the twelve months from the date of this report although such funds may not be adequate if the holders of the $14.3 million convertible notes on which we are in default demand acceleration. During the year ended December 31, 2025, we raised a total of approximately $7.7 million from the sale of common stock at a 25% discount from market, of which $4.8 million in cash was received and the balance represented the issuance of common stock in satisfaction of our notes in the aggregate principal amount of $2.9 million. Under the Nasdaq regulations, we may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval. However, we cannot assure you that we will not require additional funds to meet our commitments or that funds will be available on reasonable terms, if at all. We have significant debt obligations which mature or may mature during the next year. With respect to the loans made by CEF and CEF II under the EB-5 program, as described above, we are seeking to refinance the loans through the issuance of secured subordinated convertible notes to the limited partners of the lenders. The proposed convertible notes would have a conversion price of 80% of the market price at the date of issuance of the convertible note. However, in view of both our defaults on other convertible notes in the principal amount of $14.3 million and our low stock price and the notice from Nasdaq that we are not in compliance with the $1.00 minimum stock price requirement, they may not accept our convertible notes and may require payment or notes with terms more favorable to them.  We also have obligations to Mr. Hsu described above, approximately $2.5 million of which will be paid in twelve equal monthly installments with the first payment becoming due on December 31, 2025. We cannot assure you that we will be able to negotiate extensions to our loans or refinancing of our EB-5 debt. The willingness of the limited partners of CEF and CEF II to accept convertible notes rather than a cash payment of their investment in the limited partnership may be affected by their perception of our performance and the performance of our common stock, including our low stock price and the possibility of our being delisted from Nasdaq, as well as their perception that they could get a more favorable result with litigation. We cannot assure you that such financing will be available on acceptable, if any terms, which would impair our ability to develop our business. The low price of our common stock may make it difficult for us to issue convertible notes that are convertible at a discount from the market price of our common stock and if we are unable to raise necessary financing or otherwise restructure our current debt obligation we may not be able to continue in business. Our financial statements for the year ended December 31, 2025 and 2024 have a going concern paragraph.

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

Key Assumptions and Approach Used

In determining the expected loss, we make assumptions based on historical collection experience, current and forecasted economic and business conditions, and a review of the status of each customer’s financial asset account. Specifically, we estimate loss reserve based on the aging of the financial asset balances and the financial condition of customers and provide for specific allowance amounts for those customers that have a higher probability of default. With respect to our China operations, we review China’s current and future economic conditions along with its political landscape, and how these factors may affect our receivable from SPIC, a state-owned entity. We regularly monitor collection status of these financial assets through account reconciliation, payment tracking, customer’s financial condition and macroeconomics conditions.

Effect if Different Assumptions Used

We believe that assumptions not based on the use of historical collection experience, current and forecasted economic, political (China operations) and business conditions, and a review of the status of each customer’s financial asset account would be contra to the requirements of ASU 2016-13 and a departure from GAAP.

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

Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenue and expenses recorded in the financial statements. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated. For a discussion of current and deferred taxes, net operating losses and tax credit carryforwards, accounting for uncertainty in income taxes, unrecognized tax benefits, and tax disputes, see Note 22 of “Notes to Consolidated Financial Statements.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

The financial statements start on Page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On May 5, 2025, the Company engaged CBIZ CPAs P.C. (“CBIZ”) as its independent registered public accounting firm following the resignation by Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm following the acquisition by CBIZ of the attest business of Marcum.  During the years ended December 31, 2024 and 2023 and the subsequent interim period from January 1, 2025 to the date of Marcum’s resignation, and in connection with the audit of the Company’s financial statements, there were (a) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such periods and (b) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions). Marcum’s reports on the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023 were not qualified or modified as to uncertainty, audit scope or accounting principles except that there was an explanatory paragraph as to the Company’s ability to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to provide that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Management's Annual Report on Internal Control over Financial Reporting

As of December 31, 2025, we believe that our internal controls over financial reporting are effective in providing reasonable assurance regarding the reliability of our financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As an “emerging growth company,” we may take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (and the SEC rules and regulations thereunder). Accordingly, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm.

Item 9B. Other Information

We have adopted an insider trading policy. Our insider trading policy is available on our website and is filed as an exhibit to this annual report.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to our directors and executive officers:

Name	Age	Title
David Hsu	62	Chief executive officer and director
Stephen Brown	66	Chief financial officer
Simon Yuan	71	Director
Wei Yuan Chen	66	Director
Lei Zhang, Ph.D.	43	Director
Steve Chen	67	Director

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

Simon Yuan, one of our founders, served as a director since February 2008 and chief financial officer from February 2008 until May 2017. In 1989, Mr. Yuan founded Simon & Edward, LLP, a PCAOB registered public accounting firm of which he has been managing partner since its founding. Prior to founding Simon & Edward, Mr. Yuan was employed by Wells Fargo Bank as a senior internal auditor and by the State of California as a tax auditor. Mr. Yuan was also a supervising senior auditor with the international accounting firm of Moore Stephens. Mr. Yuan’s professional experience encompasses more than 30 years of public accounting, with expertise in a broad range of business accounting and auditing, and international taxation, estate planning, business merger and acquisition, and general business consulting. Mr. Yuan is an active leader, officer and participant of many professional and charitable organizations. He is a director of the Sino-American Certified Public Accountants Association and also served as its president in 1998. Mr. Yuan received a Master of Accountancy from Ohio State University. Mr. Yuan’s accounting background, as well as his service as our chief financing officer, qualify him to serve as a director.

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

Steve Chen has been a director since November 2025. Mr. Chen is a private investor and business operator since 1998. He actively manages a portfolio of commercial and hospitality real estate assets in the United States. His professional experience includes founder and chief executive officer of ALPS European Whole Grain in Shanghai, China, the first microbrewery in China, from 1994 to 2000, and founder and chief executive officer from 2009 to 2016 of Speedy Sails, a regional distribution business for U.S. manufactured catamarans aimed at China’s emerging marine leisure market. Mr. Chen received his degree from World College of Journalism in Taipei, Taiwan. We believe his business experience qualifies him to serve as a director.

All of our executive officers and directors are located in the United States except that two directors (Wei Yuan Chen and Stephen Chen, who are not related) are located in China. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those directors located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors under United States securities laws. In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions. Therefore, recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

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

Audit Committee. Our audit committee consists of Simon Yuan, as chair, Wei Yuan Chen and Lei Zhang, Ph.D. We have determined that each of the audit committee members satisfies the "independence” requirements of the Nasdaq Listing Rules and meet the independence standards under Rule 10A-3 under the Exchange Act. We have determined that each of Mr. Yuan qualifies as an "audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. The audit committee is responsible for, among other things:

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

Compensation Committee. Our compensation committee consists of Wei Yuan Chen, as chair, Simon Yuan and Lei Zhang, Ph.D. We have determined that each of the committee members satisfies the "independence” requirements of the Nasdaq Listing Rules. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated upon. The compensation committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Lei Zhang, Ph.D., Wei Yuan Chen and Steve Chen. We have determined that each of the committee members satisfies the "independence” requirements of the Nasdaq Listing Rules. The nominating and corporate governance committee assists the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with SEC and to furnish us with copies of all Section 16(a) forms that they file. Chen Wei Yuan and Zhang Lei, Ph.D. were late in their filings, and Steve Chen is delinquent in his Form 3 filings.

Item 11. Executive Compensation

The following table sets forth information regarding the compensation awarded to, earned by, or paid during the years ended December 31, 2025 and 2024 to our chief executive officer and the most highly paid executive officer other than the chief executive officer. These two officers, who are our only executive officers, are referred to as our "Named Executive Officers.”

Summary Compensation Table

		Salary	Cash Bonus	Stock Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation[2]	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
David Hsu,	2025	$760,065	$-	$-	$-	$-	$-	$-	$760,065
Chief executive officer[1]	2024	$737,924	$-	$-	$-	$-	$-	$-	$737,924

Stephen Brown,	2025	$350,000	$105,000	$-	$-	$-	$-	$13,489	$468,489
Chief financial officer	2024	$350,000	$105,000	$-	$-	$-	$-	$26,896	$481,896

____________

[1]	Pursuant to his employment agreement, Mr. Hsu is eligible for an annual bonus in which 70% is payable in stock and 30% is payable in cash.

[2]	All other compensation represents the value of paid time off accrued.

Employment Agreements

On October 7, 2016, we entered into an employment agreement with David Hsu-pursuant to which it agreed to employ Mr. Hsu as our chief executive officer for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. We agreed to include Mr. Hsu as a nominee of the board of directors for election as a director during the term of his agreement, and, upon his election as a director, Mr. Hsu is to serve as chairman of the board. Mr. Hsu’s initial salary was $600,000, with an annual increase of not less than 3%. Mr. Hsu’s employment agreement provides for a salary increases of at least 3% annually and a bonus based on our revenues. Mr. Hsu’s compensation was at the annual rate of $760,065 for 2025 and $737,924 for 2024.  His compensation for 2026 is at the annual rate of $782,867. Mr. Hsu is entitled to an annual bonus based on consolidated revenues for the year in accordance with the following table:

Revenue	Bonus in Dollars or Percentage of Revenues
Less than $30 million	$-
More than $30 million but less than $50 million	$250,000
More than $50 million but less than $100 million	0.55%
More than $100 million but less than $200 million	0.60%
More than $200 million but less than $300 million	0.75%
More than $300 million	1.00%

70% of the bonus payable for any calendar year is to be paid in restricted stock and 30% is to be paid in cash and shall be paid no later than the earlier of (i) 30 days following the issuance of our audited financial statements for the calendar year in which the bonus is earned or (ii) the last business day of December of such next following calendar year. Our audited financial statements shall be deemed to be issued on the date we file our annual report on Form 10-K. The equity component of the bonus shall be based on the average closing market price of the common stock on the principal exchange or market on which the common stock is traded for the period beginning on the first day of the quarter in which the bonus is payable and ending on the third trading day prior to the date payment is made; except that, if the common stock is not publicly traded, the common stock shall be valued at the most recent price at which the common stock was sold in a private placement to non-affiliated investors. The restricted stock will vest immediately on issuance. Mr. Hsu waived his bonus for 2025 in connection with the suspension of incentive programs for our key employees since 2019.

Mr. Hsu is eligible for restricted stock grants or stock options, which shall not exceed 1.5% of our outstanding common stock prior to the grant. The agreement also provides Mr. Hsu with $2.0 million of life insurance, medical and dental insurance and long-term disability insurance providing monthly benefits of not less than $25,000. In the event of Mr. Hsu’s termination in the event of his disability or death, we will pay Mr. Hsu or his beneficiary severance payments or death benefits equal to his highest compensation, which is his salary plus bonus, during the three calendar years prior to the year in which the termination of employment for disability or death occurs, multiplied by the number of full years Mr. Hsu has been employed by us. Mr. Hsu’s employment commenced in February 2008. These termination payments shall be made in annual installments, each equal to one year’s total compensation. In the event of a termination not for cause, by Mr. Hsu for good cause or termination of employment within 18 months of a change of control, we shall pay Mr. Hsu, a lump sum termination payment equal to two times his highest annual compensation for the three years preceding the year in which the termination of employment occurs multiplied by the number of full years that Mr. Hsu was employed by us. In connection with Mr. Hsu’s exchange of 674,107 restricted shares for options to purchase 1,428,432 shares of common stock at $5.01 per share and 674,107 restricted shares for a cash payment of $675,000, which has not been paid as of December 31, 2025. In addition, at December 31, 2024, we owed Mr. Hsu $1,712,770, representing deferred salary from 2019, 2020, 2021, 2022 and 2023 and cash bonuses deferred from 2017 and 2018. Mr. Hsu agreed that this deferred salary and bonus be paid in twelve equal monthly installments, the first payment becoming due on the February 27, 2025 which date was extended to December 31, 2025. As of March 15, 2026, Mr. Hsu has been paid $415,547 under this agreement, and $2,077,735 remains due to Mr. Hsu and is being paid under this agreement.

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

The incentive-based compensation subject to recovery is the incentive-based compensation received during the three completed fiscal years immediately preceding the date that we are required to prepare an accounting restatement as described above, provided that the person served as an executive officer at any time during the performance period applicable to the incentive-based compensation in question provided that the clawback policy shall only apply if the incentive-based compensation is received while we have a class of securities listed on Nasdaq and on or after October 2, 2023. David Hsu, our chief executive officer, has an employment agreement which provides for incentive-based compensation during the year ended December 31, 2025; however, Mr. Hsu waived his bonus for 2025 in connection with the suspension of incentive programs for our key employees.

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

As of December 31, 2025, there were outstanding options to purchase a total of 6,189,749 shares of common stock at an average exercise price of $5.01, including options granted prior to the adoption of the Plan. The following table sets forth information as to options held by our officers, directors and 5% stockholders.

Name	Shares
David Hsu	1,428,432
Simon Yuan	1,269,717
Ching Liu	1,058,098
Stephen Brown	199,736
Total	3,955,983

The grantees of the restricted stock grants have all rights of ownership with respect to the shares, including the right to vote the shares and to receive dividends and distributions with respect to the shares until and unless a forfeiture event shall occur; provided, however, that prior to a forfeiture termination event, (i) the grantees shall have no rights to sell, encumber or otherwise transfer the shares, and (ii) any shares of any class or series of capital stock which are issued to the grantee as a holder of the shares as a result of a stock dividend, stock split, stock distribution, reverse split, recapitalization, or similar event, shall be subject to the same forfeiture provisions as the shares. A forfeiture termination event shall mean such date as is six months following our initial public offering, which is the vesting date with respect to the shares. The shares were subject to forfeiture if we did not complete our initial public offering by April 30, 2024.  The options became exercisable as to 50% of the shares in August 2024 and became exercisable as to the remaining 50% in August 2025.

Outstanding Equity Awards

The following table sets forth information as to outstanding equity awards at December 31, 2025 for the Named Executive Officers:

	Option swards					Stock awards
	Shares underlying unexercised option # exercisable	Shares underlying unexercised option # unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares that have not vested	Market value of shares that have not vested	Equity incentive plan awards: number of unearned shares or other rights that have not vested
David Hsu	1,428,432		-	5.01	02/12/34	-	-	-
Stephen Brown	199,736	-	-	5.01	04/30/27	-	-	-

Director Compensation

The following table sets forth information as to the compensation paid to our directors in 2025, other than those named in the Summary Compensation Table:

Name	Cash Compensation	Stock Awards	Total
Steve Chen	-	-	-
Wei Yuan Chen	-	-	-
Simon Yuan	-	-	-
Lei Zhang, Ph.D.	-	-	-

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

               The following table sets forth information with respect to the beneficial ownership of our common stock as of March 15, 2026 by:

•	each person known to us to beneficially own 5% or more of our common stock;

•	each director;

•	each of our Named Executive Officers; and

•	all officers and directors as a group.

All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholders, directors or executive officers, as the case may be. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise of options, warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of March 15, 2026. Unless otherwise noted, the mailing address of each listed beneficial owner is 3080 12th Street, Riverside, California 92507.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage[1]
David Hsu[2]	6,174,946	10.7%
Jinxi Lin[3]	3,566,700	6.3%
Changzhou Almaden Co. Ltd.[3]	3,566,700	6.3%
Ching Liu[4]	3,955,447	6.9%
Simon Yuan[5]	4,101,664	7.1%
Wei Yuan Chen	1,757,670	3.1%
Lei Zhang, Ph.D.	-	-%
Stephen Brown[6]	199,736	0.3%
All officers and directors as a group[2,3,5,6] (five individuals beneficially owning stock)	12,234,016	20.9%

____________

*	Less than 1%

[1]	The percentages are based on 56,906,572 shares of common stock outstanding.
[2]	Represents 5,460,730 shares owned by Mr. Hsu and 714,216 shares issuable upon exercise of options held by Mr. Hsu.
[3]

The shares beneficially owned by Jinxi Lin represent the 3,566,700 shares owned by AMD, of which Mr. Lin is chairman and chief executive officer and has the right to vote and dispose of the shares. The address for Mr. Lin and AMD is No. 639, Qinglong East Road, Changzhou, Jiangsu, China.

[4]	Represents 2,368,300 shares owned by Ms. Liu and 529,049 shares subject to options held by Ms. Liu. The address for Ms. Liu is 2810 Steeplechase Lane, Diamond Bar, CA 91765
[5]	Represents 3,466,805 shares owned by Mr. Yuan and 634,859 shares issuable upon exercise of options held by Mr. Yuan.
[6]	Shares beneficially owned by Mr. Brown represents an option to purchase 199,736 shares of common stock.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his or her name.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

EB-5 Notes

On January 3, 2012, CEF entered into a loan agreement with SREP, pursuant to which CEF agreed to make loans to the subsidiary in an amount not to exceed $45 million. CEF advanced $45 million pursuant to the agreement. On August 26, 2014, CEF II entered into a loan agreement with LED, for up to $13.0 million CEF II advanced $10.5 million pursuant to the agreement. The proceeds of the loans were used by our subsidiaries for their operations. The loans from CEF and CEF II accrue interest at 3% per annum, payable quarterly in arrears. The loans are secured by a security interest in the accounts and inventory of the borrowing subsidiary. CEF and CEF II are limited partnerships, the general partner of which is Inland Empire Renewable Energy Regional Center, LLC ("Inland Empire”). Inland Empire is owned by David Hsu, our chief executive officer and a director, and Ching Liu, our former executive vice president and former director and a 5% stockholder.  Simon Yuan, a director, resigned from Inland Empire in January 2024. He had not been involved in the management of CEF or CEF II. The limited partners of both CEF and CEF II are unaffiliated investors who made a capital contribution to CEF or CEF II pursuant to the United States EB-5 immigration program and are not related parties. The EB-5 immigrant investor visa is a federal program that grants green cards and a path to citizenship to foreign investors who invest at least $500,000 toward job-creating projects. Under this program, which is administered by the United States Customs and Immigration Service, entrepreneurs (and their spouses and unmarried children under 21) are eligible to apply for a green card (permanent residence) if they make the necessary investment in a commercial enterprise in the United States and plan to create or preserve 10 permanent full-time jobs for qualified United States workers. We are a commercial enterprise that creates permanent full-time jobs in the United States.

The loans from CEF and CEF II become due, as to the investment of each limited partner, four years from the date of the loan and may be extended as may be necessary to meet applicable USCIS immigrant investor visa requirements, which will be the date that the limited partner is eligible for a green card. Under the limited partnership agreements for CEF and CEF II, the limited partners may demand repayment of their capital account when the petition is approved, which demand may trigger a maturity of the loan from CEF or CEF II in the amount of the limited partner’s investment. The initial four-year term of notes in the principal amount of $55.5 million, which were issued to CEF and CEF II, and had expired prior to December 31, 2023 and are on extension until the limited partner meets applicable immigrant investor visa requirements. We cannot determine the period of the extensions. As of March 15, 2026, limited partners whose capital contributions funded loans of $43.5 million had received their green card approval and their extensions expired and one limited partner whose capital contribution funded $500,000 had withdrawn from CEF II and his capital contribution was returned. The petitions of limited partners of CEF and CEF II whose capital contribution funded loans of $8.0 million are pending.

As the loans matured and the limited partners requested return of their capital contribution, we offered the limited partners, in lieu of the payment by the limited partnership, a convertible note with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to CEF and CEF II. As of March 15, 2026, we had issued convertible notes in the principal amount of $43.5 million to former limited partners of CEF, of which principal payments of $25.0 million had been made on the anniversary of the respective dates of issuance, and convertible notes in the principal amount of $3.0 million had been purchased by us for $2.1 million, leaving convertible notes in the principal amount of $15.6 million outstanding. As of March 15, 2026, notes to CEF and CEF II in the aggregate principal amount of $9.0 million were outstanding.

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

Interest expense on the loans from CEF and CEF II were approximately $325,000 and $400,000 for the years ended December 31, 2024 and 2023, respectively.

Other Related Party Loan

On October 10, 2022, SMXP made unsecured loans to us for $944,077 and $414,581 at an interest rate of 8%, with interest payable quarterly at the end of each quarter. The principal amount plus accrued interest of both notes was initially due on October 10, 2024 and was extended to October 10, 2025. The proceeds of the loans were used to pay the security deposit and lease obligations for one month owed to the new owner of our headquarters building under the new lease agreement and for rent on our headquarters building from June 1, 2022 to October 12, 2022. David Hsu, our chief executive officer and a director, and Ching Liu, formerly our executive vice president, a director and 5% stockholder are the principal management group of SMXP. Simon Yuan, a director, has a non-controlling interest in SMXP and is not part of its management.

The loan for $414,581 was paid in full in July 2025, and the loan for $944,077 was paid in full in September 2025.

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

We did not incur any rental expense for related party leases in 2025 since all related party leases were terminated in 2024. Total related party rental expense included in general and administrative expenses was approximately $36,000 for the year ended December 31, 2024.

Equity Transactions with Officers and Directors

In October 2016, the board of directors granted 3,810,949 shares, of which 3,045,963 shares were granted to officers and directors. The following table sets forth information relating to the restricted stock grants to officers and directors.

Name	No. of Restricted Shares
David Hsu	1,348,213
Ching Liu[1]	998,676
Simon Yuan	599,206
Chung Jen Tsai[2]	99,868

____________

1 Ms. Liu resigned as an officer and director on February 24, 2020.

2 Mr. Tsai resigned as a director on July 6, 2020.

On March 23, 2019, the board of directors:

•

Granted to the holders of 1,184,434 restricted shares, including Mr. Yuan and Mr. Tsai, the right to exchange their restricted shares for a ten-year option to purchase 2.119 shares of common stock at $5.01 per share for each share of restricted stock exchanged; and

•

Granted to Mr. Hsu, Ms. Liu and one other employee, who held 1,348,213, 998,676 and 199,736 restricted shares, respectively, the right (a) to exchange 50% of their restricted shares for a ten-year option to purchase 2.119 shares of common stock at $5.01 per share for each share exchanged and (b) transfer to us 50% of their restricted shares for $1,275,000, or $1.01 per share. These payments, which are treated as compensation, were initially due in December 2019 and the payment date was extended and we made these payments from the proceeds of our initial public offering.

Pursuant to their exchange agreements with us, we granted Mr. Yuan, a director, an option to purchase 1,269,717 shares and Mr. Tsai, who was a director, an option to purchase 211,620 shares in exchange for their restricted shares.

Pursuant to their exchange agreements with us, Mr. Hsu converted 674,107 shares of common stock into options to purchase 1,428,432 shares of common stock and transferred 674,107 of his restricted shares stock to us for $675,000, and Ms. Liu converted 499,338 of common stock into options to purchase 1,058,098 shares of common stock and transferred 499,338 shares of common stock to us for $500,000. The payments to Mr. Hsu and Ms. Liu were initially to have been paid by December 15, 2019, which date has been extended several times and the payments to Ms. Liu and another employee were made from the proceeds of our initial public offering. The payment to Mr. Hsu is to be paid in twelve monthly installments, commencing December 31, 2025.

Director Independence

We believe that four of our directors, Mr. Steve Chen, Mr. Wei Yuan Chen, Mr. Yuan, and Dr. Zhang are independent directors using the Nasdaq definition of independence.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by CBIZ CPAs P.C. and by Marcum LLP, our registered independent public accounting firms, for 2025 and 2024, respectively, for the categories of services indicated.

	Years Ended December 31,
	2025	2024
Audit fees	$440,104	$542,000
Audit – related fees	$41,200	$16,260

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements begin on Page F-1

Exhibits

Exhibit number	Description
3.1	Amended and Restated Articles of Incorporation, as amended.[1]
3.2	Amended and Restated Bylaws.[1]
4.1	Description of Securities of the Registrant[3]
10.1	Employment agreement dated October 7, 2016 between the Company and David Hsu.1†
10.2	Form of restricted stock agreement.1†
10.3	2016 Long-term incentive plan. 1†
10.4	Loan agreement dated August 26, 2014, between Clean Energy Funding II, LP and SolarMax LED, Inc.[1]
10.5	Loan agreement dated January 3, 2012, between Clean Energy Funding, LP ("CEF”) and SolarMax Renewable Energy Provider, Inc. ("SREP”)[1]
10.6	Lease agreement dated October 13, 2022 between the Company and 3080 12th Street, LLC.[1]
10.7	Client Service Agreement dated October 14, 2019 between SolarMax Renewable Energy Provider, Inc. and Insperity PEO Services, L.P. and Client Service Agreement Terms & Conditions[1]
10.8	Client Service Agreement dated October 14, 2019 between SMX Capital, Inc. and Insperity PEO Services, L.P. and Client Service Agreement Terms & Conditions[1]
10.9	Client Service Agreement dated October 14, 2019 between SolarMax LED, Inc. and Insperity PEO Services, L.P. and Client Service Agreement Terms & Conditions[1]
10.10	Promissory note dated October 24, 2019 payable to SMX Property, LLC[1]
10.11	Form of exchange agreement among CEF, SREP, the issuer and the limited partners of CEF[1]
10.12	Form of 4% secured subordinated convertible note issued by the Company and SREP to limited partners of CEF pursuant to the exchange agreement (Exhibit 10.1)[1]
10.13	Form of exchange agreement among CEF II, LED, the Company and the limited partners of CEF II3
10.14	Form of 4% secured subordinated convertible note issued by the Company and LED to limited partners of CEFII pursuant to the exchange agreement (Exhibit 10.13)[3]
10.15	Exchange agreement dated March 27, 2019 between and Company and David Hsu[1]
10.16	Promissory note dated October 10, 2022 issued by the Company to SMX Property, LLC. For $944,076.88.[1]
10.17	Promissory note dated October 10, 2022 issued by the Company to SMX Property, LLC. For $414,580.65.[1]
10.18	Letter agreement dated March 27, 2025 between the Company and David Hsu deferring payment of deferred compensation[3].
10.19	Form of stock purchase used in stock placements in 2025 and 2026[3].
10.20	Engineering, Procurement and Construction Agreement, by and between Longfellow Bess I LLC and SolarMax Renewable Energy Provider, Inc., dated July 31, 2025[6]
10.21	Engineering, Procurement and Construction Agreement, by and between Naguabo BESS LLC and SolarMax Renewable Energy Provider, Inc., dated December 31, 2025[7]
10.22	Engineering, Procurement and Construction Agreement, by and between Yububo BESS LLC and SolarMax Renewable Energy Provider, Inc., dated December 31, 2025[7]
10.23	Engineering, Procurement and Construction Agreement, by and between Navboot BESS LLC and SolarMax Renewable Energy Provider, Inc., dated December 31, 2025[7]
10.24	JC International Group, Inc. Agreement Dated February 20, 2025[4]
14.1	Code of Ethics[2]
19.1	Insider Trading Policy[2]
21.1	List of Subsidiaries.[3]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[5]
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[5]
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.[4]
97.1	Executive Compensation Clawback Policy[2]
101.INS	Inline XBRL Instance Document.[3]
101.SCH	Inline XBRL Taxonomy Extension Schema Document.[3]
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.[3]
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.[3]
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.[3]
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.[3]
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) [3]

____________

[1]	Filed as an exhibit to the Company’s registration statement on Form S-1, File No. 333-266206 and incorporated herein by reference.
[2]	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2023 which was filed with the SEC on April 14, 2024 and incorporated herein by reference.
[3]	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2024 which was filed with the SEC on March 31, 2025 and incorporated herein by reference.
[4]	Furnished herewith
[5]	Filed herewith
[6]	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on August 6, 2025 and incorporated herein by reference.
[7]	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on January 6, 2026 and incorporated herein by reference.
†	Compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

*

Date: April 6, 2026	SOLARMAX TECHNOLOGY, INC.

	By:	/s/ David Hsu
	Name:	David Hsu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Hsu	Chief executive officer and director (principal executive officer)	April 6, 2026
David Hsu

/s/ Stephen Brown	Chief financial officer (principal financial officer)	April 6, 2026
Stephen Brown

/s/ Simon Yuan	Director	April 6, 2026
Simon Yuan

/s/ Steve Chen	Director	April 6, 2026

/s/ Wei Yuan Chen	Director	April 6, 2026
Wei Yuan Chen

/s/ Lei Zhang	Director	April 6, 2026
Lei Zhang

Part IV

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

SolarMax Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SolarMax Technology Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2015 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Costa Mesa, CA

April 6, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

SolarMax Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SolarMax Technology, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2015 to 2025.

Costa Mesa, CA

April 6, 2026

Financial Statements

SolarMax Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2025 and 2024

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$7,966,797	$786,333
Accounts receivable, net	12,939,589	4,231,575
Receivable from SPIC, net	1,007,229	2,963,272
Held to maturity debt investments	522,599	6,337,574
Contract assets, net	46,107,784	474,280
Customer loans receivable, current, net	874,617	1,287,397
Inventories, net	2,061,558	1,302,568
Deferred project costs	2,168,725	1,841,509
Other receivables and current assets, net	1,700,215	1,725,351
Total current assets	75,349,113	20,949,859
Property and equipment, net	138,890	200,889
Operating lease right-of-use assets	1,638,649	3,178,978
Investments in unconsolidated companies	10,714,811	10,020,888
Customer loans receivable, noncurrent, net	2,256,366	3,076,186
Restricted cash, noncurrent	280,016	276,744
Other assets	909,209	926,347
Total assets	$91,287,054	$38,629,891

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$59,565,812	$2,665,721
Operating lease liabilities, current	1,712,329	1,571,084
Unsecured loans, current	-	2,900,000
Secured loans from related parties, current	5,500,000	5,358,658
Secured convertible notes, current	14,650,000	9,770,000
Accrued expenses and other payables	14,282,578	12,474,559
Total current liabilities	95,710,719	34,740,022
Operating lease liabilities, noncurrent	-	1,712,330
Secured loans from related parties, noncurrent, net of debt discount and issuance costs	5,000,000	7,000,000
Secured convertible notes, noncurrent, net of debt discount and issuance costs	339,882	6,530,448
Deferred tax liability	251,807	1,620,495
Other liabilities	2,194,744	2,105,538
Total liabilities	103,497,152	53,708,833
Commitments and contingencies (Note 20)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock, par value $0.001 per share; 297,225,000 shares authorized, 56,168,067 and 46,532,355 shares issued as of December 31, 2025 and 2024, respectively, and 54,906,572 and 45,270,860 shares outstanding as of December 31, 2025 and 2024, respectively	56,168	46,532
Additional paid-in capital	101,042,566	91,889,317
Treasury stock, at cost, 1,261,495 and 1,261,495 shares at December 31, 2025 and 2024, respectively	(1,979,294)	(1,979,294)
Accumulated deficit	(109,911,673)	(103,586,305)
Accumulated other comprehensive loss	(1,417,865)	(1,449,192)
Total stockholders’ deficit	(12,210,098)	(15,078,942)
Total liabilities and stockholders’ deficit	$91,287,054	$38,629,891

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024
Revenues	$90,982,535	$22,986,881
Cost of revenues (includes stock-based compensation expense of $78,411 and $1,264,690 for the years ended December 31, 2025 and 2024, respectively)	86,752,407	20,672,306
Gross profit	4,230,128	2,314,575
Operating expenses:
General and administrative (includes stock-based compensation expense of $442,310 and $17,271,494 for the years ended December 31, 2025 and 2024, respectively)	10,159,696	27,439,177
Selling and marketing	366,705	517,058
Goodwill impairment loss	-	7,461,888
Total operating expense	10,526,401	35,418,123
Operating income (loss)	(6,296,273)	(33,103,548)
Other income (expense):
Interest income	539,439	500,540
Interest expense	(1,366,205)	(1,565,732)
Equity in income of unconsolidated companies	253,524	634,802
Gain (loss) on debt extinguishment	(976,219)	302,729
Gain (loss) on early termination of lease	-	77,207
Other income (expense), net	385,791	(144,504)
Total other income (expense), net	(1,163,670)	(194,958)
Income (loss) before income taxes	(7,459,943)	(33,298,506)
Income tax provision (benefit)	(1,134,575)	1,663,830
Net income (loss)	$(6,325,368)	$(34,962,336)
Net income (loss) per share
Basic	$(0.13)	$(0.79)
Diluted	$(0.13)	$(0.79)
Weighted average shares used to compute net income (loss) per share
Basic	49,976,772	44,342,876
Diluted	49,976,772	44,342,876

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024
Net income (loss)	$(6,325,368)	$(34,962,336)
Other comprehensive income (loss)
Foreign currency translation adjustments	31,327	(166,604)
Total comprehensive income (loss)	$(6,294,041)	$(35,128,940)

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2024	-	$-	46,532,355	$46,532	$91,889,317	(1,261,495)	$(1,979,294)	$(103,586,305)	$(1,449,192)	$(15,078,942)
Stock-based compensation	-	-	-	-	520,721	-	-	-	-	520,721
Shares issued in public offering	-	-	9,635,712	9,636	8,632,528	-	-	-	-	8,642,164
Net income (loss)	-	-	-	-	-	-	-	(6,325,368)	-	(6,325,368)
Currency translation adjustments	-	-	-	-	-	-	-	-	31,327	31,327
Balance at December 31, 2025	-	$-	56,168,067	$56,168	$101,042,566	(1,261,495)	$(1,979,294)	$(109,911,673)	$(1,417,865)	$(12,210,098)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2023	-	$-	40,983,881	$40,984	$55,786,634	(1,248,345)	$(1,808,889)	$(68,623,969)	$(1,282,588)	$(15,887,828)
Vesting of restricted stock	-	-	264,650	264	(264)	-	-	-	-	-
Stock-based compensation	-	-	-	-	18,536,184	-	-	-	-	18,536,184
Shares issued on warrant exercise	-	-	207,311	207	(207)	-	-	-	-	-
Shares issued on option exercise	-	-	36,563	37	(37)	-	-	-	-	-
Shares returned for tax withholding on option exercise	-	-	-	-	-	(13,150)	(170,405)	-	-	(170,405)
Shares issued in initial public offering	-	-	5,039,950	5,040	18,571,998	-	-	-	-	18,577,038
Public offering costs previously capitalized	-	-	-	-	(1,004,991)	-	-	-	-	(1,004,991)
Net income (loss)	-	-	-	-	-	-	-	(34,962,336)	-	(34,962,336)
Currency translation adjustments	-	-	-	-	-	-	-	-	(166,604)	(166,604)
Balance at December 31, 2024	-	$-	46,532,355	$46,532	$91,889,317	(1,261,495)	$(1,979,294)	$(103,586,305)	$(1,449,192)	$(15,078,942)

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024

Operating activities
Net income (loss)	$(6,325,368)	$(34,962,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	61,929	81,545
Amortization of loan discounts on customer loan receivables	-	(2,332)
Amortization of convertible note discount and debt issuance costs	102,844	198,418
Amortization of operating lease right-of-use assets	1,540,329	1,464,601
Provision for (recovery of) credit losses and loan losses	(47,763)	164,198
Provision for receivables from SPIC	659,276	659,316
Provision for excess and obsolete inventories	73,701	45,930
Provision for warranty and production guaranty	551,873	410,108
Equity in income of investment in solar project companies in excess of $0 distribution received	(253,524)	(634,802)
Deferred income tax provision	(1,400,381)	1,831,735
Loss (gain) on disposal of property and equipment	144	(12,068)
Gain on debt extinguishment related to convertible notes	(13,410)	(302,729)
Loss on debt extinguishment related to promissory notes	989,629	-
Gain on early termination of lease	-	(77,207)
Stock-based compensation	520,721	18,536,183
Goodwill impairment	-	7,461,888
Changes in operating assets and liabilities:
Accounts Receivable	(8,695,297)	(214,474)
Contract Assets	(45,633,504)	74,838
Receivable from SPIC	1,369,322	-
Customer loans receivable	1,326,521	2,046,295
Inventories	(832,691)	(7,101)
Other receivables and current assets	(284,385)	1,133,595
Other assets	17,138	(45,726)
Accounts payable	56,900,091	(718,474)
Operating lease liabilities	(1,571,085)	(1,447,263)
Accrued expenses and other payables	1,918,799	(3,716,300)
Other liabilities	(476,860)	(1,097,948)
Net cash provided by (used in) operating activities	498,049	(9,130,110)

Investing activities
Purchase of short-term investments	-	(7,685,171)
Principal repayment on debt investments	5,838,748	1,348,334
Proceeds from disposal of property and equipment	-	20,972
Net cash provided by (used in) investing activities	5,838,748	(6,315,865)

Financing activities
Accrued legal settlement	(345,536)	(276,269)
Proceeds from private placement sale of common stock	4,752,535	-
Gross proceeds from initial public offering, net of underwriting fees	-	18,950,212
Share issuance costs	-	(373,174)
IPO offering costs paid	-	(346,427)
Proceeds from note issuances	-	900,000
Principal payments on convertible notes	(3,258,658)	(5,545,007)
Net cash provided by (used in) financing activities	1,148,341	13,309,335
Effect of exchange rate	(301,402)	305,901
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,183,736	(1,830,739)
Cash, cash equivalents, and restricted cash, beginning of year	1,063,077	2,893,816
Cash, cash equivalents, and restricted cash, end of year	$8,246,813	$1,063,077

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,375,246	$1,355,835
Income taxes paid in cash	$170,939	$158,795

Non-cash activities for investing and financing activities:
Issuance of common stock in exchange of note payable	$2,900,000	$-
Shares returned for tax withholding on options exercised	$-	$170,405
Reversal of previously capitalized offering cost upon IPO	$-	$658,564
Convertible notes issued to non-related parties in connection with cancellation of EB-5 loans	$500,000	$6,000,000

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024 (Continued)

	As of December 31,
	2025	2024
Cash balance at the beginning of the year:
Cash and cash equivalents	$786,333	$2,539,312
Restricted cash, noncurrent	276,744	354,504
	$1,063,077	$2,893,816

Cash balance at the end of the year:
Cash and cash equivalents	$7,966,797	$786,333
Restricted cash, noncurrent	280,016	276,744
	$8,246,813	$1,063,077

See accompanying notes to consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

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

Since the third quarter of 2025, the Company’s primary business has been negotiating contracts and performing engineering, procurement and construction (“EPC”) services for solar-based battery energy storage systems (“BESS”) commercial systems. As of December 31, 2025, the Company had commenced EPC services on a 430 MWh battery storage project in Texas pursuant to an agreement dated July 31, 2025 with Longfellow BESS I, LLC, Texas limited liability company (“Longfellow”). During the year ended December 31, 2025, the Company generated revenue of $60.2 million, representing 66.1% of the Company's revenue, from EPC services pursuant to this contract. All of this revenue was generated during the second half of 2025. On December 31, 2025, the Company entered into three EPC agreements for large scale BESS systems, two in Puerto Rico and one in Corpus Christi, Texas.

Prior to the third quarter of 2025, the Company's primary business was the sale and installation of photovoltaic and battery backup systems for residential and commercial customers, sales of LED systems and services to government and commercial users. The Company is continuing to develop this business but, because of changes in California law, this part of the Company's business is developing more slowly. The Company also generates revenue from financing the sale of photovoltaic and battery backup systems. Since early 2020, because the Company did not have the capital to support such operations, the Company ceased making loans to solar customers, and the Company does not anticipate engaging in such activities. The Company’s finance revenue reflects revenue earned on its current portfolio, with no new loans having been added since 2022.

In 2015, the Company commenced operations in China, and the Company engaged in business in China through 2021. Substantially all of the Company’s China revenues for 2021 and 2020 were generated from four projects for State Power Investment Corporation Guizhou Jinyuan Weining Energy Co., Ltd (“SPIC”), which is a large state-owned enterprise under the administration of the Chinese government. Subsequent to December 31, 2021 through the date of this annual report, the Company did not generate revenues from China, and the Company is not engaged in any negotiations with SPIC or any other potential customer, and it is not engaged in any marketing activities. In the event that the Company does not seek to recommence operations in China, it may discontinue its China operations. In the United States, the Company has four wholly-owned subsidiaries at December 31, 2025 as follows:

•

SolarMax Renewable Energy Provider, Inc., a California corporation ("SREP”) was established on July 19, 2011 and is engaged in the business of developing, selling and installing integrated photovoltaic systems and energy storage systems for residential and commercial customers in the U.S., including EPC services for BESS contracts.

•

SolarMax LED, Inc., a California corporation ("LED") was established on July 15, 2013 in connection with the 2013 acquisition of Act One and is engaged in the business of commercial LED light integration projects, customized governmental special projects, commercial consulting projects, as well as battery storage system projects in the U.S.

•

SolarMax Financial, Inc., a California corporation ("SolarMax Financial”) was established on September 9, 2009 and was engaged in the business of providing secured installment financing to purchasers of residential and commercial photovoltaic systems, and servicing installment sales for SREP and LED customers in the U.S. The Company has not provided financing to purchasers since 2022, and all revenues from SolarMax Financial reflects revenue earned on its current portfolio, with no new loans having been added since early 2022.

•

SMX Capital, Inc., a New Jersey corporation ("SMX Capital”) was acquired by the Company in June 2011. SMX Capital is engaged in the business of owning and funding renewable energy projects in the U.S. and operates its business through operating leases and power purchase agreements primarily in the commercial markets. Its business is conducted directly and indirectly through a 30% equity interest in three companies. SMX Capital has not been engaged in leasing new systems since 2014 and its primary business is the ownership and maintenance of systems under existing leases.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

The Company has three wholly-owned subsidiaries outside the U.S., through which the Company conducted its China operations and which are not actively engaged in any business activities since the Company is not actively involved in any business activities in China.

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

The aggregate gross proceeds from the offering were approximately $20.0 million, prior to deducting the underwriting discounts, commissions and offering expenses payable by the Company. Net proceeds from the Company’s initial public offering of approximately $18.6 million reflect the gross proceeds net of underwriting discounts, the non-accountable expense allowance, accountable expenses of the underwriters that were paid by the Company and other expenses that were deducted from gross proceeds at the closing.

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

Principles of Consolidation

Amounts reported in the consolidated financial statements are stated in U.S. dollars, unless stated otherwise. The functional currency of the Company’s Chinese subsidiaries is the Chinese renminbi ("RMB”). These transactions are translated from the local currency into U.S. dollars at exchange rates during or at the end of the reporting period. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the cost-based inputs to estimate revenues on long-term construction contracts, the collectability of accounts receivable, the receivable from SPIC and loans receivable, the value of investments in unconsolidated solar project companies, the value of held to maturity debt investments, the useful lives and impairment of property and equipment, the fair value of stock options granted and stock-based compensation expense, warranty and customer care reserve, the valuation of deferred tax assets, inventories and provisions for income taxes. Actual results could differ materially from those estimates.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company’s history of net losses and negative cash flow from operating activities, including its net loss for the year ended December 31, 2025, along with its increased accumulated deficit and stockholders’ deficit, its default on principal and interest since 2023 on convertible notes in the principal amount of $14.7 million, as of December 31, 2025, the low price of the Company’s common stock, which is below the Nasdaq continued listing requirement of a closing bid price of $1.00 per share and the possibility that the Company may effect a reverse split of its common stock in order to regain compliance with the Nasdaq minimum closing bid price requirement raise substantial doubt about the Company's ability to continue as a going concern.

At December 31, 2025, the Company reported a working capital deficit of approximately $20.4 million. In addition, the accumulated deficit was approximately $109.9 million and the stockholders’ deficiency was approximately $12.2 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, that, considered in the aggregate, raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities, defaults on principal amount of convertible notes, and significant current debt.

As of December 31, 2025, the Company’s principal sources of liquidity consisted of approximately $8.0 million of cash and cash equivalents, proceeds from the sale of common stock and cash generated by the Company’s operations. The Company believes its current cash balances coupled with anticipated cash generated from operating activities are sufficient to meet the Company’s working capital requirements for at least one year from the date of the issuance of the accompanying consolidated financial statements, excluding approximately $20.2 million of debt that is due in the next twelve months which the Company is seeking to have exchanged for five-year convertible notes and debt which the holders have the right to accelerate payment and seek interest at the default interest rate of 12% per annum. Management is focused on expanding the Company’s existing business, primarily its commercial EPC business, and to expand its marketing to commercial solar installations in the United States. The Company is looking to continue to negotiate an exchange of a large portion of the approximately $5.5 million of the current portion of long-term related party loans for convertible notes that mature in periods beyond one year. The Company cannot predict whether it will be successful in these efforts or whether it will be necessary to change the proposed terms of any such exchanges. However, the low price of the Company’s common stock and the Company’s defaults on outstanding convertible debt make it unlikely that the beneficial owners of the EB-5 debt may be reluctant either to accept convertible notes on the present, if any, terms or to convert outstanding convertible notes. During the year ended December 31, 2025, the Company raised a total of approximately $7.7 million from the sale of common stock at a 25% discount from market. Under the Nasdaq regulations, the Company may not be able to raise any significant funding from the sale of common stock at a discount from market, as defined by Nasdaq, in the near future without stockholder approval.

As a result of the above, there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. The Company cannot give assurance that it will be able to pay or refinance its current debt, including convertible notes in the principal amount of $14.3 million on which the Company is in default, can increase its cash balances or limit its cash consumption or obtain the exchange of any of its current debt for secured convertible debt and thus maintain sufficient cash balances for its planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. If the Company cannot refinance or pay its current debt obligations, including convertible notes in the principal amount of $14.3 million on which the Company is in default and with respect to which the holders have the right to accelerate payment of principal and interest, or it cannot raise the funding it requires for its business, it may not be able to continue in business. If the Company generates business for its China operations, and no assurance can be given that it will be successful in such efforts, any revenue and cash flow from the Company’s China operations would be irregular because of the timing of solar projects and the significant funding requirements for its China operations, particularly during periods when there is little or no revenue or cash flow from projects. As of December 31, 2025, the Company did not have any agreements for its China operations and was not in negotiation with respect to any agreement. In the event that the Company is not able to develop business in China, the Company may terminate its China operations.

During the year ended December 31, 2025, the Company (i) raised approximately $4.8 million in cash from the private placement of common stock and (ii) issued common stock as payment of $2.9 million of promissory notes. The Company is likely to require additional capital in the future. Because of NASDAQ regulation, the Company is limited in its ability to continue to raise funds by the private placement of common stock at a discount from market, as defined by Nasdaq. In view of the foregoing and the low price of the Company’s common stock and the possibility that the common stock may be delisted from Nasdaq or effect a reverse split in order to raise the price of the Company’s common stock, the Company cannot assure that it will be able to raise additional capital on acceptable terms, if at all.

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

Held to Maturity Debt Investments

Held to maturity debt investments consist of short-term note receivables with original maturities of 12 months or less and are accounted for at amortized cost.

Restricted Cash

Restricted cash includes cash held to collateralize ACH transactions and outstanding credit card borrowing facilities.

Restricted cash at December 31, 2025 and 2024 consisted of:

	December 31,
	2025	2024
Deposit held by a US financial institution as collateral for ACH transactions and business credit cards	$280,016	$276,744
Less: current portion	-	-
Noncurrent portion	$280,016	$276,744

Accounts Receivable

Accounts receivable are reported at the outstanding principal balance due from customers. In the U.S., accounts receivable substantially include customer billings for large-scale EPC projects and for the sales of LED products and services. In the PRC segment, accounts receivable represents the amounts billed under the contracts but uncollected on completed construction contracts. Accounts receivable are recorded at net realizable value.

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

For the Years Ended December 31, 2025 and 2024

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

Inventories

Inventories consist of (a) work in progress on solar systems on housing developments and projects not yet sold; and (b) components principally consisting of photovoltaic modules, inverters, construction and other materials, and LED products, all of which are stated at the lower of cost or net realizable value under the first-in first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary. All of the inventories are in the United States segment; the China operations has no inventory.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of assets acquired and liabilities assumed. The Company had no goodwill at December 31, 2025 and 2024. The Company’s goodwill had been derived from the acquisition of businesses in China in April 2015, and the Company recognized impairment loss for the entire balance of the goodwill of $7.5 million for the year ended December 31, 2024.

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

There was no impairment loss on the Company’s property and equipment for the years ended December 31, 2025 and 2024.

Investments in Unconsolidated Companies

The Company’s unconsolidated investments are held directly by the Company as well as through its subsidiary, SMX Capital, and consist of investments in U.S.-based solar limited liability companies: Alliance Solar Capital 1, LLC (“A#1”), Alliance Solar Capital 2, LLC (“A#2”), and Alliance Solar Capital 3, LLC (“A#3”). The Company also has an investment in a PRC-based panel manufacturer, Changzhou Hongyi New Energy Technology Co., Ltd (“Changzhou”). As a result of recurring historical losses, all the unconsolidated investments in the U.S. have zero cost basis at December 31, 2025 and 2024.

At December 31, 2025 and 2024, the Company has unconsolidated investments in the PRC reflecting its 30% non-controlling interests in three project companies for which it transferred a 70% interest in 2021 to SPIC, which operates these companies.

For these investments, the Company does not have the controlling interests but it has the contractual ability to exercise significant influence over the operations and the financial decisions of the investees under the respective operating agreements although these investees are controlled by SPIC, which, as the 70% owner and the operator of the entities, has the ability to make all decisions concerning the investees. In each of the investments, the investee also maintains a separate capital account for each of its investors and accordingly, the Company has a separate capital account at each of the investees. Since the Company has the contractual right to exercise significant influence over the investees, the Company accounts for each of these investments using the equity method of accounting, under which the Company records its proportionate share of the investee’s profit or loss based on the specified profit and loss percentage. Distributions received from equity method investees are accounted for as returns on investment and classified as cash inflows from operating activities, unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the Company. When such an excess occurs, the current year distribution up to this excess would be considered a return of investment and classified as cash inflows from investing activities.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Because the Company’s investments include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any reporting period, the investment is reviewed to determine if the impairment is other than temporary. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company monitors its investments in unconsolidated entities periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2025 and 2024.

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

Warranty for EPC Services

For the PRC operations, the Company provided construction quality warranty on EPC services generally for one year after completion. The customer typically retains 3-5% of the contract price which will not be paid to the Company until the expiration of the warranty period which is accounted by the Company as retainage receivable. The Company currently provides a reserve for such potential liabilities based on a nominal percentage of project revenues for the PRC segment in the approximate amount of $251,000 and $247,000 as of December 31, 2025 and 2024, respectively, which is included in accrued expenses and other liabilities. To date the Company has not incurred significant claims on the quality warranty. The liability is reversed when the warranty period expires.

For the US segment. the Company provides a three year workmanship warranty after the project is completed. The equipment is covered by the manufacturer warranty for ten years. The Company currently provides a reserve for warranty based on a nominal percentage of project revenues recognized for the period and is included in other liabilities.

Production Guaranty

For solar systems sold in the U.S., the Company warrants that modules installed in accordance with agreed-upon specifications will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by 0.5% every year thereafter throughout the approximate 10-year production guaranty period. In resolving claims under the production guaranty, the Company typically makes cash payments on an annual basis to customers who claim for the production shortfall in power output. The Company currently provides a reserve for the production guaranty at 0.2% of the total solar revenue.

LED Warranties

The Company’s warranty for LED products and services ranges from one year for labor and up to seven years for certain products sold to governmental municipalities. The Company currently provides a warranty reserve for LED sales based on 1.0% of LED revenue.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

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

The following table presents the fair value and carrying value of the Company’s cash equivalents, loans receivable and borrowings as of December 31, 2025:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Cash equivalents	$280,016	$-	$-	$280,016
Customer loans receivable	-	-	3,439,868	3,130,983
Held to maturity debt investments	-	522,599	-	522,599
Liabilities
Bank and other loans	-	-	-	-
Secured loans from related parties	-	-	9,897,955	10,500,000
Secured convertible debt	-	-	15,083,327	14,989,882

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Held to maturity debt investments – Held to maturity debt investments consist of short-term note receivables with initial maturities of 12 months or less. Accordingly, their carrying values approximate their fair value.

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

For the Years Ended December 31, 2025 and 2024

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

The Company sells solar energy and battery storage systems to residential and commercial customers in California and recognizes revenue net of sales taxes. Cash sales include direct payments from the customer (including financing obtained directly by the customer), third-party financing arranged by the Company for the customer, and third-party leasing agreements arranged by the Company for the customer.

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

For a lease through the third party leasing company, direct payments are made by the leasing company to the Company based on an agreement between the leasing company and the Company, which is generally 80% upon the completion of installation and 20% when permission to operate is granted.

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

For the Years Ended December 31, 2025 and 2024

Solar Leases and Solar Power Purchase Agreements (PPAs) in the U.S.

The Company has entered into long-term solar leases as well as contracts for the sale of energy generated by PV solar power systems under PPAs that do not meet the criteria for recognition under ASC 842, either because the agreements are not deemed to contain a lease, or the agreements qualify for the short-term lease exemption. These systems were installed on the customers’ properties but are owned by the Company.

Loan Interest Income

Prior to 2023, the Company provided installment financing to qualified U.S. customers to purchase residential or commercial photovoltaic systems, energy storage systems, as well as LED products and services, and some of these loans remain outstanding. The Company has not entered into new loans since early 2020, and its finance revenues are from its existing loan portfolio. Customer loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by an allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the interest method. The interest method is applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Interest on loans generally continues to accrue until the loans are charged off. Premiums and discounts are recognized as yield adjustments over the term of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is not to hold the loans for the foreseeable future.

Advertising Costs

The Company charges advertising and marketing costs related to radio, internet and print advertising to operations as incurred. Advertising and marketing costs for the years ended December 31, 2025 and 2024 were approximately $367,000 and $517,000, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. For the years ended December 31, 2025 and 2024, the Company did not incur any related interest and penalties.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of December 31, 2025 and 2024, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Comprehensive Income (Loss)

The Company accounts for comprehensive income loss in accordance with ASC 220, Income Statement – Reporting Comprehensive Income (“ASC 220”). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of December 31, 2025 and 2024 is the currency translation adjustment.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are excluded from the computation of diluted earnings per share for the years ended December 31, 2025 and 2024 because the effect would be antidilutive.

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

In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity (deficit) as part of accumulated other comprehensive income (loss). Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Losses on those foreign currency transactions of approximately $31,000 and $167,000 for the years ended December 31, 2025 and 2024, respectively, are included in other income (expense), net for the period in which exchange rates change.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has one operating segment, and one reporting segment which is the operation in the United States for the year ended December 31, 2025. Prior to January 1, 2024, the Company considered its operation in China an operating segment and a reporting segment. However, because the operation in China has had no revenues and no operations in China since 2022, its principal activity having been seeking to collect its receivable from SPIC, and the Company has no agreement and is not engaged in any negotiations or marketing activities in China, the Company no longer considers its operation in China an operating segment or a reporting segment.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Recently Issued Accounting Pronouncements

As an emerging growth company, the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities and Exchange Act of 1934.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted this standard prospectively for the year ended December 31, 2025. The adoption impacted the Company’s income tax disclosures, but did not impact the Company’s consolidated financial statements.

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

3. Disaggregation of Revenue

The following table summarizes the Company’s revenue by business line for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Solar energy and battery storage systems
Large-scale EPC contracts	$60,172,308	$-
Sales on non-installment basis	16,915,708	13,828,244
Third-party leasing arrangements	6,339,216	3,983,612
Operating lease revenues	64,289	71,082
Power purchase agreement revenues	15,811	26,757
Total solar energy and battery storage systems	83,507,332	17,909,695
LED projects	7,193,087	4,737,075
Financing related	282,116	340,111
Total revenues	$90,982,535	$22,986,881

4. Cash, Cash Equivalents and Restricted Cash

As of December 31, 2025 and 2024, insured and uninsured cash including the balance classified as restricted cash were as follows:

	December 31,
	2025	2024
US Operations
Insured cash	$909,229	$523,096
Uninsured cash	1,898,809	497,311
	2,808,038	1,020,407
China Operations
Insured cash	309,048	42,669
Uninsured cash	5,129,727	-
	5,438,775	42,669
Total cash and cash equivalents and restricted cash	8,246,812	1,063,076
Less: Cash and cash equivalents	7,966,797	786,332
Restricted cash	$280,016	$276,744

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

5. Accounts Receivable, Net

The activity of the allowance for credit losses for accounts receivable for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
	2025	2024
Balance – beginning of period	$40,826	$4,598
Provision for credit losses	46,158	36,228
Receivables charged off	(56,485)	-
Balance – end of period	$30,499	$40,826

6. Held to Maturity Debt Investments

In March 2024, the Company made short-term investments of $7.0 million in 8% promissory notes, originally due June 1, 2024 issued by Webao Limited, an unrelated party, based in Hong Kong. The notes were extended multiple times and the note was paid in December 2025.

In March 2024, the Company made short-term investments of RMB 5.0 million, approximately $693,000, in a 5% promissory note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd. , an unrelated party based in PRC. The maturity date of the note was extended to December 31, 2025. At December 31, 2025, the unpaid balance of the promissory note was RMB 3.7 million (approximately $523,000) and on February 19, 2026, the unpaid principal and accrued interest were fully paid.

7. Receivable from SPIC, Net

The Company had previously initiated arbitration proceedings against SPIC, the state-owned company related to the receivable balances of several photovoltaic EPC projects that the Company completed in 2020 and 2021. In April 2025, the arbitration tribunal issued awards in favor of the Company and subsequently the Company collected approximately RMB 42.5 million ($6.0 million) of the receivable balance. At December 31, 2025, the unpaid receivable balance was RMB 7.0 million ($1.0 million) and no additional payments were received since. Accordingly, the Company initiated another enforcement proceeding to collect the balance of the arbitration awards. In connection with the enforcement actions, the court has frozen certain bank accounts and real estate assets of the related SPIC subsidiaries and has issued enforcement notices requiring a power supply bureau that owned money to SPIC to withhold electricity sales proceeds generated by the photovoltaic power plants. As of December 31, 2025, no cash recoveries had been received. Based on discussions with legal counsel and the enforcement court, management expects that collections will occur through the withholding of electricity revenues generated by the projects. While management believes recovery is probable, the timing and amount of collections remain subject to enforcement procedures and operating performance of the power plants. The Company continues to monitor the status of the enforcement proceedings and will update its assessment of collectability as additional information becomes available.

8. Large-scale EPC Contracts

On July 31, 2025, SREP, entered into an EPC agreement (the “Longfellow Contract”) with Longfellow, for an industrial project to develop a BESS facility. Based on the terms of the contract, the contract is expected to generate revenues of approximately $120.1 million and financing income of $7.2 million related to milestone payments that extend beyond the project completion date. Longfellow will own and operate the facility, which will be located in Pecos County, Texas and is expected to have a storage capacity of 430 megawatt-hours. The BESS facility is expected to be completed during 2026. One of Longfellow's members is a stockholder of the Company with 2.3% interest at December 31, 2025.

The Company has committed to make a $5.0 million contribution to capital in Longfellow for an 8% equity interest. This capital contribution was due by December 31, 2025. At December 31, 2025, and on the date of these financial statements, the Company has not made such contribution and has not recorded the investment at December 31, 2025. The Company’s chief executive officer, who is representing the Company, is one of the five members of Longfellow’s board of managers, which has collectively managed the affairs of Longfellow since June 2025.

The EPC contract with Longfellow is a fixed-price contract consisting of batteries of $75.3 million and services of $52.0 million, of which $7.2 million is financing income. As of December 31, 2025, batteries of $58.8 million were procured and delivered to the customer’s premise but have not yet been installed, resulting in revenues related to batteries being reported at the Company’s cost. Additionally, the Company completed engineering and pre-construction services under the contract totaling $1.0 million, representing 2.9% progress of completion, which is included in cost of revenue for the year ended December 31, 2025. Accordingly, the Company recorded revenues of $60.2 million and cost of revenues of $59.8 million at December 31, 2025. As of December 31, 2025, accounts receivable from Longfellow were $9.4 million, and the contract asset, representing unbilled revenue was $45.8 million.

On December 31, 2025, the Company entered into three EPC agreements for large scale BESS systems, two in Puerto Rico and one in Corpus Christi, Texas. Pursuant to an EPC agreement with Naguabo BESS, LLC, a Texas limited liability company (“Naguabo”), the Company will develop a BESS facility in Ceiba Municipality, Puerto Rico. The contract is expected to generate revenues of approximately $122.3 million. Naguabo will own and operate the facility, which is expected to have a storage capacity of 320 megawatt-hours. The Company will have a 9% membership interest in Naguabo. Pursuant to an EPC agreement with Yabucoa BESS, LLC, a Texas limited liability company (“Yabucoa”), the Company will develop a BESS facility in Humacao Municipality, Puerto Rico. The contract is expected to generate revenues of approximately $35.9 million. Yabucoa will own and operate the facility, which is expected to have a storage capacity of 80 megawatt-hours. The Company will have a 9% membership interest in Yabucoa. Pursuant to an EPC agreement with Navboot Holdco, LLC, a Delaware limited liability company (“Navboot”), the Company will develop a BESS facility in Corpus Christi, Texas. The contract is expected to generate revenues of approximately $258.1 million. Navboot will own and operate the facility, which is expected to have a storage capacity of 600 megawatt-hours. As of December 31, 2025, work had not commenced on these three projects.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

9. Customer Loans Receivable

Prior to 2023, the Company provided financing to qualified customers to purchase residential or commercial photovoltaic systems, as well as other products the Company offered in the U.S. Depending on the credit rating of customers, the interest rate generally ranges from 0.00% to 10.99% per annum with financing terms ranging from one to fifteen years. At December 31, 2025 and 2024, the percentage of the Company’s loan portfolio with a 0% interest rate is 0.4% and 2.7%, respectively.

The customer gave the Company a security interest in the photovoltaic systems and other products financed.

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at December 31, 2025:

	Year of origination			December 31, 2025
	2022	2021	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$2,950,941	$2,950,941	88.5%
Near-prime - FICO score 620 to 679	122	-	251,723	251,845	7.5%
Sub-prime - FICO score less than 620	-	-	124,373	124,373	3.7%
Business entity — FICO not available	-	10,303	-	10,303	0.3%
Total Customer Loan Receivables, gross	$122	$10,303	$3,327,037	$3,337,462	100.0%

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at December 31, 2024:

	Year of origination				December 31, 2024
	2022	2021	2020	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$23,094	$4,000,091	$4,023,185	86.7%
Near-prime - FICO score 620 to 679	12,699	-	2,809	481,901	497,409	10.7%
Sub-prime - FICO score less than 620	-	-	-	83,973	83,973	1.8%
Business entity — FICO not available	-	31,904	7,194	-	39,098	0.8%
Total Customer Loan Receivables, gross	$12,699	$31,904	$33,097	$4,565,965	$4,643,665	100.0%

Customer loans receivable consist of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Customer loans receivable, gross	$3,337,462	$4,643,665
Allowance for loan losses	(206,479)	(280,082)
Customer loans receivable, net	3,130,983	4,363,583
Less: Current portion	874,617	1,287,397
Non-current portion	$2,256,366	$3,076,186

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Principal maturities of the customer loans receivable at December 31, 2025 are summarized as follows:

For the year ending December 31,	Amount
2026	$874,617
2027	809,825
2028	643,165
2029	454,303
Thereafter	555,552
Total customer loans receivable	$3,337,462

The Company is exposed to credit risk on the customer loans receivable. Credit risk is the risk of loss arising from the failure of customers to meet the terms of their contracts with the Company or otherwise fail to perform as agreed.

The activity in the allowance for loan losses for customer loans receivable for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
	2025	2024
Balance – beginning of period	$280,082	$256,808
Provision (recovery) for loan losses	(93,921)	127,970
Chargeoffs and adjustments	20,318	(104,696)
Balance – end of period	$206,479	$280,082

Total interest income on the customer loans receivable included in revenues was approximately $274,000 and $332,000 for the years ended December 31, 2025 and 2024, respectively.

10. Inventories, net

The activity in the reserve for excess and obsolete inventories for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
	2025	2024
Balance – beginning of period	$642,297	$596,367
Provision for excess and obsolete inventories	73,701	45,930
Balance – end of period	$715,998	$642,297

Inventories consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Solar panels, inverters, battery storage and components	$1,753,458	$1,342,148
LED lights	1,024,098	602,717
Total inventories, gross	2,777,556	1,944,865
Less: reserve for excess and obsolete inventories	(715,998)	(642,297)
Total inventories, net	$2,061,558	$1,302,568

11. Other Receivables and Current Assets, Net

Other receivables and current assets, net consisted of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
Receivable from seller (Uonone Group - Note 18)	$428,885	$419,471
Prepaid expenses and other current assets	949,803	626,820
Advances to suppliers	281,439	667,140
Accrued interest on held to maturity debt investment	18,971	-
Accrued interest on customer loans receivable	21,117	11,920
Total other receivables and current assets	$1,700,215	$1,725,351

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

On June 12, 2024, the Company entered into an offset agreement with Sunspark Technology, Inc. ("Sunspark") whereby Sunspark's unpaid rents, utilities and security allocations through June 30, 2024 of $638,000 was offset against the Company's accrued payables for the panels and other expenses of $601,000. Following the offset agreement, the remaining balance owed by Sunspark is approximately $197,000 and is included in prepaid expenses and other current assets at December 31, 2024. Sunspark is a subtenant of the Company and is one of the Company's panel suppliers.

In July 2025, the Company entered into an asset transfer and debt assignment with Sunspark and Sun Pioneer USA Inc. ("Sun Pioneer") to resolve certain outstanding rents and other amounts due from Sunspark under the sublease agreement with Sunspark dated October 11, 2022. Pursuant to the July 2025 agreement, Sun Pioneer agreed to assume the debt balance owed by Sunspark. In connection therewith, Sun Pioneer issued its short-term $460,000 promissory note to repay the debt to the Company that it assumed from Sunspark, at 0% interest rate, with payments of $150,000 due upon signing of the agreement, $100,000 payable on July 15, 2025, $42,000 per month from August 1, 2025 to December 1, 2025. At December 31, 2025, Sun Pioneer had not paid the amounts owed for September through December 2025 totaling $168,000 and is included in prepaid expenses and other current assets. The $168,000 balance was paid in January 2026.

12. Property and Equipment

Components of property and equipment, net are as follows:

	December 31,
	2025	2024
Automobiles	$727,756	$723,703
Furniture and equipment	1,381,185	1,375,634
Solar systems leased to customers	1,261,703	1,663,468
Leasehold improvements	2,294,833	2,287,650
Total property and equipment, gross	5,665,477	6,050,455
Less: accumulated depreciation and amortization	(5,526,587)	(5,849,566)
Total property and equipment, net	$138,890	$200,889

For the years ended December 31, 2025 and 2024, depreciation expenses were approximately $62,000 and $82,000, respectively.

13. Goodwill

The activity of goodwill is as follows:

	December 31,
	2025	2024
Balance – beginning of period	$-	$7,584,779
Effect of exchange rate	-	(122,891)
Asset impairment	-	(7,461,888)
Balance – end of period	$-	$-

During the year ended December 31, 2024, as a result of the continued headwinds facing China's economy after the pandemic and the economic indicators seem to indicate further future contraction, all of which have a direct impact on the Company's ability to generate new businesses in its China operations in the foreseeable future, accordingly the Company recognized a $7.5 million goodwill impairment.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

14. Investments in Unconsolidated Companies

At December 31, 2025 and 2024, the Company has a 30% non-controlling interest in three PRC companies. These PRC companies were project subsidiaries previously owned by the Company that previously performed EPC services for three projects pursuant to agreement with SPIC. The project subsidiaries are the entities that hold the ownership and operate the solar farms. When the projects were completed in 2020, the customer, SPIC, purchased a 70% equity interest in these project subsidiaries. Since 2020, the Company has been accounting for its 30% equity interest using the equity method. Activity in the Company’s 30% non-controlling investments in these entities for the years ended December 31, 2025 and 2024 is reflected in the following tables:

Investee[1]	Investment Balance at December 31, 2024	Share of Investee’s Net Income	Effect of Exchange Rate	Investment Balance at December 31, 2025
Yilong #2	$4,345,908	$76,210	$190,071	$4,612,189
Xingren	2,070,551	40,610	90,674	2,201,835
Ancha	3,604,428	136,704	159,655	3,900,787
Total	$10,020,887	$253,524	$440,400	$10,714,811

Investee[1]	Investment Balance at December 31, 2023	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at December 31, 2024
Yilong #2	$4,213,276	$268,156	$(135,524)	$4,345,908
Xingren	2,031,774	103,741	(64,964)	2,070,551
Ancha	3,453,258	262,905	(111,735)	3,604,428
Total	$9,698,308	$634,802	$(312,223)	$10,020,887

1               The investee is the name of the project.

The following tables present the summary of the unaudited combined financial statements of the three solar project companies in which the Company has a 30% equity interest as of December 31, 2025 and 2024, and for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Current assets	$18,213,527	$23,521,069
Non-current assets	73,173,887	68,737,593
Total assets	$91,387,414	$92,258,662

Current liabilities	$1,727,555	$2,987,980
Noncurrent liabilities	53,339,576	55,663,978
Members’ capital	36,320,283	33,606,704
Total liabilities and members’ capital	$91,387,414	$92,258,662

	Years Ended December 31,
	2025	2024
Revenue	$8,086,769	$9,146,808
Gross profit	2,645,874	4,109,153
Net income	$845,080	$2,116,007

Revenue of these project companies is generated from the power purchase agreements with the PRC utility companies as well as government subsidies.

On April 29, 2025, Longfellow was formed as a Texas limited liability company and commenced its business on the same date. Longfellow is a special purpose company created to own and operate a new battery storage system located in Pecos County, Texas. Pursuant to the LLC agreement, the Company owns an 8% interest percentage and shall make a Phase 2 contribution of $5.0 million the earlier of December 31, 2025 or when the board of managers determines such contributions are necessary to meet Longfellow's obligations under the EPC agreement dated July 2025 for which the Company is the EPC contractor (see Note 8). Longfellow's business is managed by the board of managers comprising of five managers, one of whom is David Hsu who is representing SolarMax. David Hsu is the CEO of SolarMax. SolarMax' interest in Longfellow is effective in June 2025, even though its capital contribution was not due until December 31, 2025 per the LLC agreement. At December 31, 2025, SolarMax has not yet paid its $5.0 million contribution and accordingly, has not recorded its $5.0 million investment. The Company's management has obtained a waiver from Longfellow waiving the due date of the Company's capital commitment to a later date, such date has not yet been determined.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

15. Financing Arrangements

As of December 31, 2025 and 2024, the Company had the following borrowings:

	December 31,
	2025	2024
Unsecured loan from unrelated party at 8.0% fixed interest due June 30, 2025	$-	$2,000,000
Unsecured loan from unrelated party at 12.0% fixed interest due June 30, 2025	-	900,000
Secured convertible notes payable at 4.0% per annum, due various dates through September 2029	15,150,000	16,550,000
EB-5 loans -see details below	10,500,000	11,000,000
Notes payable to SMX Property, a related party, at 8% per annum, due October 10, 2025	-	1,358,658
Total	25,650,000	31,808,658
Less: debt discount and debt issuance costs	(160,118)	(249,552)
Current portion	(20,150,000)	(18,028,658)
Noncurrent portion	$5,339,882	$13,530,448

Unsecured Loans

On April 16, 2025, the $900,000 unsecured promissory note was assigned by the original creditor to two unrelated individuals, who then exchanged the promissory note for a total of 1,046,512 shares of the Company’s common stock at a purchase price of $0.86 per share, representing a discount of 25% of the market price of the common stock. In connection with the exchange, the Company recognized a loss from debt extinguishment of $313,953 based on the market price of the common stock.

On April 3, 2025, the $2,000,000 unsecured promissory note was transferred to another unrelated PRC individual, who subsequently cancelled the promissory note on July 31, 2025 by exchanging the promissory note for 2,702,703 shares of the Company’s common stock at a purchase price of $0.74 per share, representing a discount of 25% of the market price of the common stock. In connection with this transaction, the Company recognized a loss from debt extinguishment of $675,676 in July 2025 based on the market price of the shares.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Related party EB-5 financings

The Company’s borrowings under the EB-5 program from related parties consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Loan from Clean Energy Funding, LP	$3,500,000	$3,500,000
Loan from Clean Energy Funding II, LP	7,000,000	7,500,000
Total	10,500,000	11,000,000
Less: current portion	(5,500,000)	(4,000,000)
Noncurrent portion	$5,000,000	$7,000,000

On January 3, 2012, CEF entered into a secured loan agreement with SREP, a wholly owned subsidiary of the Company. Under the secured loan agreement, CEF agreed to make loans to SREP in an amount not to exceed $45.0 million, to be used to finance the installment purchases for customers of the solar energy systems. A total of $45.0 million was lent. The loan accrues interest at 3% per annum, payable quarterly in arrears. Each advanced principal amount is due and payable 48 months from the advance date or the U.S. Immigration Form I-829 approval date if later. The I-829 petition includes evidence that the immigrant investors successfully met all U.S. Citizenship and Immigration Services requirements of the EB‑5 program. As of both December 31, 2025 and 2024, the principal loan balance was $3.5 million.

On August 26, 2014, CEF II entered into a secured loan agreement with LED, a wholly-owned subsidiary of the Company, for up to $13.0 million. A total of $10.5 million was lent. The proceeds of the loan were used by LED for its operations. The loan accrues interest at fixed interest rate of 3.0% per annum, payable quarterly in arrears. Each advance of principal is due and payable in 48 months or the U.S. Immigration Form I-829 approval date if longer. As of December 31, 2025 and 2024, the principal loan balance was $7.0 million and $7.5 million, respectively.

The general partner of CEF and CEF II is Inland Empire Renewable Energy Regional Center (“IERE”). The principal members and managers of IERE consist of the Company’s chief executive officer and its former executive vice president and director, who was a 5% stockholder. A current director resigned from IERE in January 2024 and, prior to his resignation from IERE, he had not been involved in its management.

Convertible Notes

The Company has issued 4% secured subordinated convertible notes to former limited partners of CEF and CEF II, pursuant to exchange agreements with the limited partners. The limited partners accepted the notes in lieu of cash payments of their capital contribution which resulted in a reduction of SREP’s and LED's notes to CEF and CEF II, respectively, in the same amount, reducing the outstanding EB-5 loan balance. Payment of the notes is secured by a security interest in SREP’s and LED's accounts and inventory, which are the same assets as secure the note to CEF and CEF II. The convertible notes are payable in equal installments on the first, second, third, fourth and fifth anniversaries of the date of issuance. The convertible notes made prior to, or on or about the date of, the Company’s initial public offering are convertible into common stock at a conversion price of $3.20 which was 80% of the initial public offering price of $4.00 per share. The convertible notes made after the Company’s initial public offering are convertible into common stock at a conversion price equal to 80% of the average closing price of the Company’s common stock for the ten trading days preceding the date of the exchange agreement with the limited partner which range from $0.65 to $9.07. The convertible notes may be converted into common stock at the first, second, third, fourth and fifth anniversaries of the date of issuance, but not earlier than six months from the date of the Company’s initial public offering or for convertible notes issued after the initial public offering, six months after the issuance of the notes.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

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

During the year ended December 31, 2025, the Company issued convertible notes in the aggregate principal amount of $500,000 pursuant to exchange agreements which resulted in a reduction of EB-5 notes in the principal amount of $500,000 and recognized a gain on debt extinguishment of $13,000. During the year ended December 31, 2024, the Company issued convertible notes in the aggregate principal amount of $6.0 million pursuant to exchange agreements which resulted in a reduction of EB-5 note in the principal amount of $6.0 million and recognized a gain on debt extinguishment of $303,000.

Event of Default on Convertible Notes

From April 2023 through December 31, 2025, the Company did not pay annual principal installment payments and related quarterly interest payments which is an event of default on convertible notes. As of December 31, 2025, the aggregate principal amount of the notes in default was $14.3 million. The default provisions of the notes provide that if an event of default occurs the outstanding principal amount of this note, plus accrued but unpaid interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the noteholder’s election, immediately due and payable in cash, and commencing five days after occurrence of any event of default that results in the eventual acceleration of the note, the interest rate on the note shall accrue at an interest rate of 12% per annum. Further, if an event of default occurs, the noteholders, together have rights to foreclose on the collateral securing the notes.

 The Company accrued interest at the rate of 4% per annum since no noteholder has taken action to accelerate payment of principal and interest.  Since the Company has accrued interest at 4% per annum on the outstanding notes, in the aggregate principal amount of $14.3 million, with respect to which there is an event of default but with respect to which the noteholders did not demand acceleration. Such accrued interest was approximately $297,000 at December 31, 2025. In the event that the holders of all of these note demand acceleration, the amount of interest on those at 12% would be approximately $1.7 million. The difference between the interest at 12% and the accrued interest at 4% as of December 31, 2025, together with any additional interest due subsequent to December 31, 2025 is a contingent liability of the Company. If any noteholders exercise their right to accelerate, the accrued interest at the default rate of 12% will be reflected as an interest expense in the period the note is accelerated.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Notes Payable to SMX Property, LLC, a related party

On October 10, 2022, SMXP made unsecured loans to the Company of $944,077 and $414,581, for which the Company issued its 8% promissory notes due October 10, 2025, with interest payable quarterly.

The $944,077 loan was used to pay the security deposit and lease obligations for one month owed to the new owner of the Company’s headquarters building under the new lease agreement. On September 2, 2025, this loan obligation was repaid.

The $414,581 loan was used to pay lease obligations owing to SMXP by the Company for rent on the Company’s headquarters from June 1, 2022 to October 12, 2022. On July 22, 2025, this loan obligation was repaid.

The Company’s chief executive officer and its former executive vice president who was a director and a 5% stockholder are the principal management of SMXP. One other director has a non-controlling interest in SMXP and is not part of its management.

Interest Expense

For the years ended December 31, 2025 and 2024, interest expense incurred on the above long-term EB‑5 related party loans was approximately $325,000 and $400,000, respectively.

Total interest expense incurred (including interest on long-term related party loans) was approximately $1.4 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. The weighted average interest rate on loans outstanding was 4.0% and 3.7% as of December 31, 2025 and 2024.

Principal maturities for the financing arrangements as of December 31, 2025 are as follows:

For the year ending December 31,	EB-5 Loans - Related Party	Convertible Notes	Total
2026	$5,500,000	$14,650,000	$20,150,000
2027	3,500,000	200,000	3,700,000
2028	1,500,000	200,000	1,700,000
2029	-	100,000	100,000
Total	$10,500,000	$15,150,000	$25,650,000

16. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Customer deposits	$3,020,272	$1,621,943
Accrued operating and project payables	2,086,146	1,353,291
Payable to Uonone (See Note 18)	2,578,783	2,471,864
Accrued compensation expenses	3,270,154	3,282,481
Retainage payable to vendors	580,750	684,609
Preacquisition liability	1,533,891	1,470,295
Accrued settlement	-	276,428
Accrued warranty expense	551,170	540,756
VAT taxes payable	298,598	611,412
Income taxes payable	348,518	147,777
Refundable vendor bid deposits	14,296	13,703
Total accrued expenses and other payables	$14,282,578	$12,474,559

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Accrued Compensation

At December 31, 2025, accrued compensation includes $675,000 of compensation to the Company’s chief executive officer in connection with the cancellation in March 2019 of restricted stock grants and $1.8 million of accrued but unpaid compensation to the chief executive officer pursuant to his employment agreement. At December 31, 2024, accrued compensation includes $675,000 of compensation to the Company’s chief executive officer in connection with the cancellation in March 2019 of restricted stock grants, $1.7 million of accrued but unpaid compensation to the chief executive officer pursuant to his employment agreement, $600,000 due to the former executive vice president, who was also a 5% stockholder, and one other employee in connection with the cancellation in March 2019 of restricted stock grants and $338,095 of deferred compensation to its former executive vice president, all of which was paid in March 2024. The remaining balance relates to accrued unpaid commissions and accrued paid time off.

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

Accrued Settlement

In November 2022, the Company entered into a settlement agreement with two former limited partners of Clean Energy Funding L.P., pursuant to which the Company agreed to pay each of the limited partners a sum of $533,749.98, payable $50,000 at the time of the agreement execution and the remainder in 14 quarterly installments of $34,533.57. At December 31, 2025 and 2024, the balance of the accrued settlement is $69,627 and $414,963, respectively. The $69,627 is included in accounts payable at December 31, 2025.

Accrued Warranty

The activity of the warranty liability (included in other liabilities) for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
	2025	2024
Balance – beginning of period	$2,146,522	$2,175,487
Provision for warranty liability	551,873	410,108
Expenditures and adjustments	(341,689)	(431,321)
Effect of exchange rate	10,414	(7,752)
Balance – end of period	2,367,120	2,146,522
Less: current portion (accrued expenses and other payables)	(551,170)	(540,756)
Non-current portion (other liabilities)	$1,815,950	$1,605,766

17. Concentrations

Major Customers

For the years ended December 31, 2025, one customer, Longfellow, accounted for $60.2 million, or 66.1%, of revenues, $9.4 million, or 72.4%,of accounts receivable, and $45.8 million, or 99.0% of contract assets (see Note 8). There were no customers that accounted for 10% or more of the Company’s revenues, accounts receivable, and contract assets for the year ended December 31, 2024.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Major Suppliers

During the year ended December 31, 2025, one supplier, Renewable Energy Resolution, Inc. ("RER") accounted for purchases of $58.8 million, or 76.4% of total purchases, and accounted for $56.4 million, or 94.6%, of accounts payable at December 31, 2025. In September 2025, the Company entered into a supply agreement valued at approximately $71.2 million with RER to supply certain specialized batteries that are specifically required for the Longfellow Contract. During the year ended December 31, 2025, another supplier accounted for purchases of $8.6 million, or 11.1% of total purchases, and accounted for $1.5 million, or 2.5%, of accounts payable at December 31, 2025.

During the year ended December 31, 2024, one supplier accounted for purchases of approximately $4.0 million, or 11.9%, and accounted for $1.2 million, or 36.7%, of accounts payable at December 31, 2024. Another supplier accounted for purchases of approximately $4.0, or 11.9%, and accounted for $15,000, or 0.05%, of accounts payable at December 31, 2024.

18. Acquisition Contingencies and Other Payable to Uonone Group

Effective on May 12, 2016, one of the Company’s PRC subsidiaries entered into a debt settlement agreement (the “Debt Settlement Agreement”) with one of the former owners of the subsidiary, Uonone Group Co., Ltd., (“Uonone Group”), pursuant to which the subsidiary and Uonone Group agreed to settle a list of pending business transactions from December 31, 2012 to December 31, 2015, pursuant to which Uonone Group agreed and had paid the subsidiary a total amount of RMB 8,009,716. An additional contingent liability related to estimated costs of a project known as Ningxia project completed by the subsidiary prior to the Company’s acquisition of the subsidiary of approximately RMB 3.0 million (or approximately $429,000) was also included as a receivable from Uonone Group (see Note 11 – Other Receivables and Current Assets, Net) with the corresponding liability recognized by the Company on the date of acquisition.

As of December 31, 2021, Uonone Group had repaid all the amounts agreed to under the debt settlement agreement except for the RMB 3.0 million contingent receivable from Uonone Group discussed above. Uonone Group’s obligation on the contingent receivable does not arise until and unless the Company becomes obligated to pay the contingent liability. At December 31, 2025 and 2024, the Company had no payment obligations with respect to the assumed contingent liability and accordingly, Uonone Group had no obligation to the Company with respect to the contingent receivable.

Under the debt settlement agreement, any legal settlement proceeds, less fees and expenses, received by the subsidiary related to the projects completed prior to the April 2015 acquisition of the subsidiary would be repaid to the Uonone Group. During the year ended December 31, 2025 the Company did not receive any additional legal settlement proceeds, nor did the Company make any payments to Uonone.

At both December 31, 2025 and 2024, the amount payable to Uonone, was approximately RMB 18.0 million ($2.6 million) (see Note 16).

19. Related Party Transactions

See Note 15 for related party lease and loan transactions and Note 20 for the termination of related party lease.

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

Effective March 31, 2024, the Company terminated its lease with Fallow Field, LLC, a related party, for its office space in Diamond Bar, California. In connection with the early lease termination, the Company recognized a gain on the lease termination of approximately $77,000 during the year ended December 31, 2024. Related party rent expense related to Fallow Field, a related party, was $36,436 for the year ended December 31, 2024. The Company had no related party lease arrangements in the year ended December 31, 2025.

For the years ended December 31, 2025 and 2024, rent expense for offices, warehouse facilities and equipment, including rental expense for related party leases in 2024, was approximately $1.7 million and $1.8 million, respectively. These amounts include short-term leases and variable lease costs, which are immaterial. The Company did not incur any rental expense for related party leases in 2025 since all related party leases were terminated in 2024.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Future minimum lease commitments as of December 31, 2025, consisting primarily of the lease on the Company's Riverside headquarters, are as follows:

For the year ending December 31,	Total
2026	$1,784,829
2027	16,341
2028	9,805
Total	$1,810,975

As of December 31, 2025, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

For the year ending December 31,	Total
2026	$1,768,488
Total minimum lease payments	1,768,488
Less: Interest	(56,159)
Present value of lease obligations	1,712,329
Less: current portion	(1,712,329)
Noncurrent portion	$-

Other information related to leases is as follows:

As of December 31, 2025
Weighted average remaining lease term (in years)	0.9
Weighted average discount rate	8.00%

The Company entered into subleases for portions of its office space, generally on a month-to-month basis. For the years ended December 31, 2025 and 2024, the total sublease income recognized totaled approximately $1.1 million and $1.0 million, respectively. The sublease income is recognized as an offset to operating lease costs reported in general and administrative expenses. At December 31, 2025, the Company has two tenants and both are on a month-to-month lease. At December 31, 2025, the Company has security deposits payable of approximately $102,000.

The following table summarizes the Company’s operating lease cost for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Operating lease cost	$1,694,808	$1,731,244
Short-term lease cost	36,124	39,978
Less: Sublease income	(1,056,082)	(981,509)
Operating lease cost, net	$674,850	$789,713

Employment Agreements

On October 7, 2016, the Company entered into an employment agreement with its chief executive officer for a five-year term commencing on January 1, 2017 and continuing on a year-to-year basis unless terminated by the Company or the executive on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an initial annual salary of $600,000, with an increase of not less than 3% on January 1st of each year, commencing January 1, 2018, and an annual bonus payable in restricted stock and cash, commencing with the year ending December 31, 2017, equal to a specified percentage of consolidated revenues for each year. The bonus is based on a percentage of consolidated revenue in excess of $30 million, ranging from $250,000 and $200,000, respectively, for revenue in excess of $30 million but less than $50 million, to 1.0% and 0.9%, respectively, of revenue in excess of $300 million. In connection with the suspension of the Company’s incentive bonuses to key employees that started in 2019, the Company’s chief executive officer has agreed to waive his bonuses since 2019. The agreement also provides for severance payments equal to one or two times, depending on the nature of the termination, of the highest annual total compensation of the three years preceding the year of termination, multiplied by the number of whole years the executive has been employed by the Company, which commenced in February 2008. The annual salary for the chief executive officer was $760,065 for 2025 and $737,924 in 2024.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Legal Matters

In the ordinary course of the Company’s business, the Company is involved in various legal proceedings involving contractual relationships, product liability claims, and a variety of other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

During 2024, the Company commenced arbitration procedures in Shanghai with SPIC to collect on the receivables owed by SPIC related to three completed EPC projects as well as other advances and reimbursements totaling approximately RMB 49.5 million ($6.8 million) at December 31, 2024. On April 16, 2025, the Company received the written arbitration award results and subsequently, SPIC entered into a payment agreement with the Company. As of December 31, 2025, the receivable balance has been reduced to RMB 7.0 million ($1.0 million). As of December 31, 2025, the Company is planning to file a lawsuit against SPIC to recover the remaining receivable balance, as well as other related performance matters on the projects.

Default on Convertible Notes

See Note 15 in connection with contingent liabilities resulting from the Company’s default on outstanding convertible notes.

21. Stockholders’ Equity (Deficit)

Issuance of Common Stock under Private Placement

During the year ended December 31, 2025, the Company issued a total of 9,635,712 shares for a total consideration of $7,652,535, at prices ranging from $0.70 to $0.90, with an average purchase price of $0.79. The purchase price was 75% of the market price on the date of the respective agreements. Under the Nasdaq regulations, the Company may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval. The consideration for the shares includes cash payments and cancellation of indebtedness of the Company.

2016 Long-Term Incentive Plan

During the years 2015 to 2019, the Company granted shares of restricted stock and incentive stock options to employees and consultants, of which 264,650 shares of restricted stock and incentive stock options to purchase 5,898,137 shares were outstanding at the date of the Company’s initial public offering. Under the terms of the restricted stock and incentive stock options, the restricted stock and options became vested and non-forfeitable upon the completion of the Company’s initial public offering, which occurred on February 12, 2024, the effective date of the registration statement relating to the Company’s initial public offering. Under GAAP, upon the completion of the initial public offering, the value of the restricted stock as well as the incentive stock options is treated as compensation expense in the period in which the restricted stock and incentive stock options become non-forfeitable and are deemed to have met the performance-based indicator (i.e., the completion of the initial public offering). Using the Black Scholes valuation method, the fair value of the incentive stock options at the time of the Company’s initial public offering was approximately $18.5 million, which is stock-based compensation that does not reflect a cash expense, of which approximately $1.3 million is included in cost of revenues and $15.9 million is included in general and administrative expense in the year ended December 31, 2024.

Restricted Stock

In the year ended December 31, 2024, upon completion of the Company’s initial public offering, which triggered realization of all unrealized compensation expense and stock options, which became vested upon completion of the Company’s initial public offering, based on the estimate of the then most recent price at which shares were sold of $5.01 per share.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

The following table below summarizes the activity of the restricted shares:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	264,650	5.01
Nonvested as of December 31, 2024	264,650	5.01
Outstanding at December 31, 2025	-	-
Nonvested as of December 31, 2025	-	-

Stock Options

From time to time, the Company granted non-qualified stock options to its employees and consultants for their services. Option awards are generally granted with an exercise price equal to the estimated fair value of the Company’s stock at the date of grant; those option awards generally vest between 18 months and 36 months of continuous service and have contractual terms of seven to ten years. The vested options are exercisable for six months after the termination date unless (i) termination is due to optionee’s death or disability, in which case the option shall be exercisable for 12 months after the termination date, or (ii) the optionee is terminated for cause, in which case the option will immediately terminate. All outstanding options are vested at December 31, 2025 and 2024.

A summary of option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	6,195,743	4.93	4.3	-
Nonvested as of December 31, 2024	-	-	-	-
Exercisable as of December 31, 2024	6,195,743	4.93	4.3	-
Granted	-	-	-	-
Exchanged	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	(5,994)	-	-	-
Outstanding at December 31, 2025	6,189,749	4.97	3.1	-
Nonvested as of December 31, 2025	-	-	-	-
Exercisable as of December 31, 2025	6,189,749	4.97	3.1	-

Forfeitures are accounted for as actual forfeitures occur.

The aggregate intrinsic value represents the total pretax intrinsic value. The aggregate intrinsic values as of December 31, 2024 are based upon the value per share of $5.01, which was the latest sale price of the Company’s common stock in May 2018.

As a result of the Company’s completion of its initial public offering in February 2024, all the stock options which are performance-based awards became vested and compensation cost of $17.2 million related to such stock options was recognized in the year ended December 31, 2024 as the performance condition of such awards were met on the public offering date of February 12, 2024. The compensation cost of $17.2 million is determined using the Black Scholes model that includes key assumptions for each grant of options as follows: volatility ranging from 54.34% to 67.75%, the risk-free rate ranging from 1.55% to 2.34%, and an expected term ranging from 5 to 6.5 years. For the year ended December 31, 2024, approximately $1.3 million and $15.9 million of compensation cost was charged to cost of revenue and general and administrative expenses, respectively, related to stock options.

On August 29, 2025, the Company’s board of directors approved a 3-year extension for all previously granted options that will be expiring over the next three years from August 31, 2025. These options had an exercise price ranging from $3.50 to $5.01. As a result of this modification, the Company recognized a stock-based compensation expense of $520,721 for year ended December 31, 2025, representing the difference between the fair value of the options before and after the modification using the Black Scholes model that includes key assumptions as follows: volatility of 107.46%, the risk-free rate of 3.58%, and an expected term of 2.25 years. For the year ended December 31, 2025, approximately $78,411 and $442,310 of compensation cost was charged to cost of revenue and general and administrative expenses, respectively, related to stock option modifications.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

22. Income Taxes

The components of the pretax income (loss) from operations for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
Domestic (U.S. operations)	$(7,159,752)	$(25,131,654)
Foreign (PRC operations)	(300,191)	(8,166,852)
Income (loss) before income taxes	$(7,459,943)	$(33,298,506)

The income tax provisions (benefits) for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
Current
U.S. federal	$-	$-
State and local	68,331	6,000
Foreign (PRC operations)	197,475	(173,904)
Total current income tax expense (benefit)	265,806	(167,904)
Deferred
U.S. federal	-	-
State and local	-	-
Foreign (PRC operations)	(1,400,381)	1,831,734
Total deferred income tax expense (benefit)	(1,400,381)	1,831,734
Income tax expense (benefit)	$(1,134,575)	$1,663,830

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows:

	December 31, 2025
	Rate	Amount
Income taxes at statutory rates	21.00%	$(1,566,588)
State taxes in Texas and made up the majority (greater than 50%) of the tax effect in this category, net of federal benefit	(0.72)%	53,982
Foreign rate differential
China
Valuation allowance	15.22%	(1,135,313)
Other	0.06%	(4,554)
Effects of cross-border tax laws	(0.12)%	8,777
Tax credits	-%	-
Change in valuation allowance	(7.02)%	523,459
Nontaxable or nondeductible items
Non-deductible interest expense 163(l)- Convertible debt	(2.28)%	169,947
Debt Extinguishment Loss	(2.79)%	207,822
Other	(0.16)%	12,172
Other adjustments
Executives Compensation	(7.29)%	543,974
Equity investment basis true-up	(1.08)%	80,875
Other adjustment	0.39%	(29,128)
Effective income tax rate	15.21%	$(1,134,575)

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	December 31, 2024
	Rate	Amount
Income taxes at statutory rates	21.00%	$(6,992,686)
State income tax, net of federal benefit	4.05%	(1,348,747)
Foreign rate differential	0.08%	(26,723)
Non-deductible interest	(0.53)%	177,673
Other permanent items	(0.04)%	13,621
Goodwill impairment	(4.71)%	1,566,997
Section 162(m) adjustment	(2.37)%	788,746
Stock-based compensation	(0.05)%	17,694
Subpart F	(0.02)%	6,721
State rate change	(0.05)%	16,231
Return-to-provision true-up	0.22%	(73,256)
Change in valuation allowance	(22.16)%	7,469,750
Other adjustment	(0.42)%	47,809
Effective income tax rate	(5.00)%	$1,663,830

The amount of cash income taxes paid  (refunded) by the Company for the year ended December 31, 2025 are as follows:

December 31, 2025

U.S. operations
State	$8,537
Foreign
PRC operations	162,402
Total	$170,939

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax assets
Investment credit	$1,037,362	$1,037,362
Net operating loss carryforwards	17,712,635	16,836,965
Stock-based compensation and accrued bonus	2,958,932	4,078,345
Depreciation	35,156	62,445
Operating lease liabilities	399,721	907,557
Contract accounting	3,364,768	3,029,238
Other	1,159,764	1,396,714
Total deferred tax assets	26,668,338	27,348,626
Valuation allowance	(23,755,429)	(25,132,983)
Total deferred tax assets, net of allowance	2,912,909	2,215,643
Deferred tax liabilities
Operating lease right-of-use assets	(382,521)	(878,693)
Contract Accounting	(2,782,194)	(2,957,445)
Total deferred tax liabilities	(3,164,715)	(3,836,138)
Deferred tax assets (liability), net	$(251,806)	$(1,620,495)

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a valuation allowance of $23.8 million as of December 31, 2025 as it does not believe it is more likely than not that certain deferred tax assets will be realized primarily due to the generation of pre-tax book losses in the current year, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company decreased its valuation allowance by approximately $1.4 million during the year ended December 31, 2025.

As of December 31, 2025, the Company had federal and state tax net operating loss ("NOL”) carryforwards of $62.2 million, and $65.6 million, respectively. The federal NOL generated in 2018 and after for the amount of $39.8 million will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. The remaining federal and state NOL carryforwards will begin to expire in 2031, and the state NOL carryforwards will begin to expire in 2032 unless previously utilized. The Company also had China NOL carryforwards of approximately $400,000 as of December 31, 2025. The China NOL will begin to expire in 2027, unless previously utilized. In addition, as of December 31, 2025 the Company had investment tax credits of $1.0 million, for building qualifying energy properties and projects under IRC section 48, which will expire in 2034.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

The above NOL carryforwards and the investment tax credit carryforwards are subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions which limit the amount NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has performed an IRC Section 382 as of December 31, 2020, in which it was determined that no significant change in ownership had occurred. In addition, the Company has not experienced the ownership change greater than 50% subsequent to December 31, 2020 and up to 2025.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Unrecognized tax benefits – beginning	$2,137,790	$2,137,790
Increases (decreases) related to current year tax positions	-	-
Increases (decreases) related to prior year tax positions	-	-
Expiration of the statute of limitations for the assessment of taxes	-	-
Other	-	-
Unrecognized tax benefits – ending	$2,137,790	$2,137,790

Included in the balance of unrecognized tax benefits as of December 31, 2025, is $1.9 million that, if recognized, would not impact the Company's income tax benefit or effective tax rate as long as the deferred tax asset remains subject to a full valuation allowance. The Company does not foresee material changes to its liability for uncertain tax benefits within the next twelve months.

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's balance sheets as of December 31, 2025 and has not recognized interest and/or penalties in the Statement of Operations for the year ended December 31, 2025.

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

As of December 31, 2025, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes. The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. In the event the Company is required to repatriate funds from outside of the U.S., such repatriation would be subject to local laws, customs, and tax consequences. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard prospectively for the period ending December 31, 2025. The adoption impacted the Company's income tax disclosures only and did not otherwise impact the Company's financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

On July 4, 2025, the reconciliation bill commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions affecting U.S. corporate income taxation. Certain provisions became effective beginning in 2025, including an elective deduction for domestic research and development expenditures, reinstatement of 100% first-year bonus depreciation, and repeal of the fiscal year-end requirement for certain non-U.S. corporations. Other provisions of the OBBBA will become effective in 2026 and subsequent years, including a more favorable tax rate applicable to Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income). Due to the Company’s full valuation allowance on deferred tax assets, the enactment of the OBBBA did not have a material impact on the Company’s financial statements for the year ended December 31, 2025.

23. Net Income (Loss) Per Share

The following table presents the calculation of the Company's basic and diluted net income (loss) per share for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Numerator
Net income (loss)	$(6,325,368)	$(34,962,336)

Denominator
Weighted average shares used to compute net loss per share, basic	49,976,772	44,342,876
Weighted average shares used to compute net loss per share, diluted	49,976,772	44,342,876
Basic net income (loss) per share	$(0.13)	$(0.79)
Diluted net income (loss) per share	$(0.13)	$(0.79)

For the year ended December 31, 2025, outstanding options to purchase 6,189,749 shares of common stock and 5,984,893 shares issuable upon conversion of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those shares would be anti-dilutive.

For the year ended December 31, 2024, outstanding options to purchase 6,189,749 shares of common stock and 5,950,381 shares issuable upon conversion of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those shares would be anti-dilutive.

24. Segment Reporting

The chief operating decision maker ("CODM") is the Chief Executive Officer. As of January 1, 2024, the Company has determined that it has one reporting segment which is solar energy systems in the United States. The Company has not generated any revenue from its China operations since 2021, it does not have any contracts for services in China, it does not have any marketing activities in China and its China operations is no longer considered a reporting segment. The CODM regularly reviews operations and financial performance at the consolidated level and uses net income (loss) to allocate resources (including labor, technology and capital resources) for the single reporting segment to make decisions regarding annual budget, entering new markets, marketing decisions, pursuing new business, and driving the Company's mission.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

The following table shows the operations of the Company’s reporting segment for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Segment revenue
Large-scale EPC contracts	$60,172,308	$-
Solar energy systems	21,461,983	16,675,612
Battery only sales	1,794,460	1,136,065
LED operations	7,191,567	4,737,254
	90,620,318	22,548,931
Reconciliation of revenue
Finance revenue	277,667	336,937
Other non-core revenue	84,550	101,013
	90,982,535	22,986,881
Less
Direct and indirect costs	81,662,519	10,949,411
Subcontractor costs	737,547	2,154,031
Commissions and lender fees	3,491,278	2,805,218
Compensation and benefits	2,289,447	6,991,057
Leasing and rental expense	662,387	752,086
Insurance expense	1,486,295	1,041,734
Selling and marketing expense	3,165,250	517,058
Professional services	1,482,262	1,658,190
	(3,994,450)	(3,881,904)
Reconciliation of segment profit or loss
Other corporate overhead expense	1,157,140	1,238,470
Provision for various reserves	450,722	620,236
Stock-based compensation	95,717	18,536,184
Interest expense, net	867,703	1,094,244
Other (gains) and other (income), net	842,952	(239,384)
China goodwill impairment	-	7,461,888
China other expenses	300,191	699,060
Elimination adjustment	(248,932)	5,904
Income before income taxes	$(7,459,943)	$(33,298,506)

25. Subsequent Events

Convertible Notes Issued

In January and February 2026, the Company issued two convertible notes in the principal amount of $1.0 million to limited partners of CEF I, which resulted in a reduction of $1.0 million in the principal amount of the related party notes to CEF I.

In January 2026, the Company issued a convertible note in the principal amount of $500,000 to a limited partner of CEF II, which resulted in a reduction of $500,000 in the principal amount of the related party notes to CEF II.

Recent Sales of Common Stock

In January 2026, the Company issued a total of 2,000,000 shares of common stock to two accredited investors for a total of $1,096,000. The shares were issued at a price per share of $0.548 which represented a 25% discount from the market price of the common stock. No brokers were involved in the sales. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The proceeds from the sale are being used for working capital.

Lease Amendment

On January 28, 2026, the Company entered into an amendment to the lease for its facilities at 3080 12th Street, Riverside, California. The amendment extends the expiration date of the lease from December 31, 2026 to December 31, 2033. The annual base rent during the term, as extended is $1,855,566 for 2026 and it increases annually until $2,282,112 for 2033. The Company also pays certain operating expenses in the same manner as with the prior lease. The amendment provides for certain construction expenses, a portion of which are payable by the landlord and a portion of which are payable by the Company. The extension also provides for mutual releases.

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Condensed Financial Information of Parent

Condensed Balance Sheets

As of December 31, 2025 and 2024

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,313,857	$20,244
Other current assets	625,527	488,473
Inventories, net	64,945	64,723
Short-term investments	-	5,700,000
Total current assets	2,004,329	6,273,440
Due from affiliates	47,158,516	30,192,630
Other assets	2,493,754	4,043,284
Total assets	$51,656,599	$40,509,354

Liabilities and stockholders' deficit
Current liabilities:	$3,395,490	$3,424,405
Long-term debt, current	-	2,000,000
Total current liabilities	3,395,490	5,424,405
Long-term debt, noncurrent	-	1,358,658
Losses in excess of invested capital in unconsolidated subsidiaries	60,297,407	46,943,931
Other liabilities	173,800	1,861,302
Total liabilities	63,866,697	55,588,296
Stockholders’ deficit:
Preferred stock	-	-
Common stock	56,168	46,532
Additional paid-in capital	101,042,566	91,889,317
Treasury stock	(1,979,294)	(1,979,294)
Accumulated deficit	(109,911,673)	(103,586,305)
Accumulated other comprehensive loss	(1,417,865)	(1,449,192)
Total stockholders’ deficit	(12,210,098)	(15,078,942)
Total liabilities and stockholders’ deficit	$51,656,599	$40,509,354

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Condensed Financial Information of Parent

Condensed Statement of Operations

For the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024
Management fee income	$10,900,935	$2,455,855
Total Revenues	10,900,935	2,455,855
Cost of revenues (includes stock-based compensation expense of $78,411and $1,264,690 for the years ended December 31, 2025 and 2024, respectively)	400,259	1,218,342
Gross profit	10,500,676	1,237,513
Expenses:
General and administrative (includes stock-based compensation expense of $442,310 and $17,271,494 for the years ended December 31, 2025 and 2024, respectively)	2,881,558	19,852,420
Interest income	(495,272)	(464,952)
Interest expense	201,298	257,867
Other income (expense), net	788,520	329,908
Total expenses	3,376,104	19,975,243
Income (loss) before equity in losses of affiliates	7,124,572	(18,737,730)
Equity in losses of affiliates	(13,384,808)	(16,221,806)
Income (loss) before income taxes	(6,260,236)	(34,959,536)
Income tax provision (benefit)	65,132	2,800
Net income (loss)	$(6,325,368)	$(34,962,336)

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Condensed Financial Information of Parent

Condensed Statement of Cash Flows

For the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$(7,800,264)	$(13,179,446)
Net cash provided by (used in) investing activities	10,452,535	(6,385,171)
Net cash provided by (used in) financing activities	(1,358,658)	19,477,038
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,293,613	(87,579)
Cash, cash equivalents, and restricted cash, beginning of year	20,244	107,823
Cash, cash equivalents, and restricted cash, end of year	$1,313,857	$20,244

Supplemental disclosures of cash flow information:
Issuance of common stock in exchange of note payable	$2,000,000	$-
Interest paid in cash	$214,887	$111,512
Income taxes paid in cash	$8,537	$-

SolarMax Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Condensed Financial Information of Parent

Notes to Condensed Financial Statements

For the Years Ended December 31, 2025 and 2024

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

Headquarter Rent Expense Allocation

For both the years ended December 31, 2025 and 2024, the total rent expense of the headquarters was $1,694,808, of which $1,257,786 was allocated to United States subsidiaries, based on the estimated square feet occupied by employees and other personnel assigned to such subsidiaries.

Intercompany receivables and payables

Currently, Parent does not have any plans to settle the receivables from and payables to its various subsidiaries. Accordingly, Parent reports the balances in the receivables from and payables to subsidiaries in its investments in subsidiaries.

