Form 10-K/A
period 2025-12-31
SolarMax Technology, Inc.
filed 2026-04-14
CIK 1519472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

SolarMax Technology, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2025, which was filed on April 6, 2026 (the “Original Filing”), solely to correct the date of the report of Marcum LLP (the “Marcum Audit Report”).

Other than the Marcum Audit Report, there are no changes to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K.

2

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

March 31, 2025

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

*

Date: April 14, 2026	SOLARMAX TECHNOLOGY, INC.

	By:	/s/ David Hsu
	Name:	David Hsu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Hsu	Chief executive officer and director (principal executive officer)	April 14, 2026
David Hsu

/s/ Stephen Brown	Chief financial officer (principal financial officer)	April 14, 2026
Stephen Brown

/s/ Simon Yuan	Director	April 14, 2026
Simon Yuan

/s/ Steve Chen	Director	April 14, 2026
Steve Chen

/s/ Wei Yuan Chen	Director	April 14, 2026
Wei Yuan Chen

/s/ Lei Zhang	Director	April 14, 2026
Lei Zhang

4