Form 10-Q
period 2026-03-31
SolarMax Technology, Inc.
filed 2026-05-15
CIK 1519472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

The number of the registrant’s common stock outstanding as of May 11, 2026, was 56,906,572.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Forward-Looking Statements,” “Item 1A. Risks Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2025, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Part I - Financial Information

Item 1. Unaudited Financial Statements

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,307,362	$7,966,797
Accounts receivable, net	12,283,110	12,939,589
Held to maturity debt investments	-	522,599
Contract assets, net	53,790,128	46,107,784
Receivable from SPIC, net	1,020,600	1,007,229
Customer loans receivable, current, net	835,994	874,617
Inventories, net	1,717,939	2,061,558
Deferred project costs	3,460,086	2,168,725
Other receivables and current assets, net	3,041,054	1,700,215
Total current assets	80,456,273	75,349,113
Property and equipment, net	125,842	138,890
Operating lease right-of-use assets	11,800,881	1,638,649
Investments in unconsolidated companies	10,616,588	10,714,811
Customer loans receivable, noncurrent, net	2,033,274	2,256,366
Restricted cash, noncurrent	280,524	280,016
Other assets	880,524	909,209
Total assets	$106,193,906	$91,287,054

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$60,968,271	$59,565,812
Operating lease liabilities, current	1,023,325	1,712,329
Secured loans from related parties, current	4,000,000	5,500,000
Secured convertible notes, current	14,050,000	14,650,000
Accrued expenses and other payables	17,976,544	14,282,578
Total current liabilities	98,018,140	95,710,719
Operating lease liabilities, noncurrent	10,874,080	-
Secured loans from related parties, noncurrent, net of debt discount and issuance costs	5,000,000	5,000,000
Secured convertible notes, noncurrent, net of debt discount and issuance costs	1,321,979	339,882
Deferred tax liability	223,591	251,807
Other liabilities	2,164,092	2,194,744
Total liabilities	117,601,882	103,497,152
Commitments and contingencies (Note 18)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized, none issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, par value $0.001 per share; 297,225,000 shares authorized, 58,168,067 and 56,168,067 shares issued as of March 31, 2026 and December 31, 2025, respectively, and 56,906,572 and 54,906,572 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	58,168	56,168
Additional paid-in capital	102,136,566	101,042,566
Treasury stock, at cost,1,261,495 shares at March 31, 2026 and December 31, 2025	(1,979,294)	(1,979,294)
Accumulated deficit	(110,218,357)	(109,911,673)
Accumulated other comprehensive loss	(1,405,059)	(1,417,865)
Total stockholders’ deficit	(11,407,976)	(12,210,098)
Total liabilities and stockholders’ deficit	$106,193,906	$91,287,054

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025

Revenues	$14,830,617	$6,927,469
Cost of revenues	11,784,049	5,508,398
Gross profit	3,046,568	1,419,071
Operating expenses:
General and administrative	2,907,745	2,495,563
Selling and marketing	42,627	79,012
Total operating expense	2,950,372	2,574,575
Operating income (loss)	96,196	(1,155,504)
Other income (expense):
Interest income	10,947	120,205
Interest expense	(298,065)	(369,403)
Equity in income (loss) of unconsolidated companies	(239,650)	(14,260)
Gain (loss) on debt extinguishment	40,231	-
Other income (expense), net	77,336	59,086
Total other income (expense), net	(409,201)	(204,372)
Income (loss) before income taxes	(313,005)	(1,359,876)
Income tax provision (benefit)	(6,321)	(63,634)
Net income (loss)	$(306,684)	$(1,296,242)
Net income (loss) per share
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
Weighted average shares used to compute net income (loss) per share
Basic	56,184,348	44,417,782
Diluted	56,184,348	44,417,782

See accompanying notes to condensed consolidated financial statements.

5

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025

Net income (loss)	$(306,684)	$(1,296,242)
Other comprehensive income (loss)
Foreign currency translation adjustments	12,806	779
Total comprehensive income (loss)	$(293,878)	$(1,295,463)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2026 and 2025

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2025	-	$-	56,168,067	$56,168	$101,042,566	(1,261,495)	$(1,979,294)	$(109,911,673)	$(1,417,865)	$(12,210,098)
Shares issued in private placement	-	-	2,000,000	2,000	1,094,000	-	-	-	-	1,096,000
Net income (loss)	-	-	-	-	-	-	-	(306,684)	-	(306,684)
Currency translation adjustments	-	-	-	-	-	-	-	-	12,806	12,806
Balance at March 31, 2026 (Unaudited)	-	$-	58,168,067	$58,168	$102,136,566	(1,261,495)	$(1,979,294)	$(110,218,357)	$(1,405,059)	$(11,407,976)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2024	-	$-	46,532,355	$46,532	$91,889,317	(1,261,495)	$(1,979,294)	$(103,586,305)	$(1,449,192)	$(15,078,942)
Shares issued in private placement	-	-	561,798	562	499,438	-	-	-	-	500,000
Net income (loss)	-	-	-	-	-	-	-	(1,296,242)	-	(1,296,242)
Currency translation adjustments	-	-	-	-	-	-	-	-	779	779
Balance at March 31, 2025 (Unaudited)	-	$-	47,094,153	$47,094	$92,388,755	(1,261,495)	$(1,979,294)	$(104,882,547)	$(1,448,413)	$(15,874,405)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025

Operating activities
Net income (loss)	$(306,684)	$(1,296,242)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	13,069	18,954
Amortization of convertible note discount and debt issuance costs	22,328	32,009
Amortization of operating lease right-of-use assets	263,180	376,354
Provision for (recovery of) credit losses and loan losses	(71,996)	11,683
Provision for excess and obsolete inventories	-	14,249
Provision for warranty and production guaranty	141,846	102,165
Equity in loss (income) of investment in excess of distribution received	239,650	14,260
Deferred income tax provision	(31,452)	(69,633)
(Gain) loss on debt extinguishment	(40,231)	-
Changes in operating assets and liabilities:
Accounts Receivable	657,382	(43,997)
Contract Assets	(7,682,343)	(287,671)
Customer loans receivable	332,808	363,206
Inventories	343,619	(1,008,572)
Other receivables and current assets	(2,637,586)	385,105
Other assets	28,685	11,135
Accounts payable	1,402,459	1,280,776
Operating lease liabilities	(240,336)	(381,897)
Accrued expenses and other payables	3,612,303	50,798
Other liabilities	(233,845)	(173,816)
Net cash provided by (used in) operating activities	(4,187,144)	(601,134)

Investing activities
Principal repayment on debt investments	548,438	93,417
Net cash provided by (used in) investing activities	548,438	93,417

Financing activities
Accrued legal settlement	-	(69,067)
Proceeds from private placement sale of common stock	1,096,000	500,000
Principal payment on convertible notes	(1,100,000)	(50,000)
Repayment on equipment capital lease	(3,699)	(4,384)
Net cash provided by (used in) financing activities	(7,699)	376,549
Effect of exchange rate	(12,522)	(57,990)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,658,927)	(189,158)
Cash, cash equivalents, and restricted cash, beginning of period	8,246,813	1,063,077
Cash, cash equivalents, and restricted cash, end of period	$4,587,886	$873,919

Supplemental disclosures of cash flow information:
Interest paid in cash	$398,461	$392,047
Income taxes paid in cash	$30,958	$14,230

Non-cash activities for investing and financing activities:
Convertible notes issued to non-related parties in connection with cancellation of EB-5 loans	$1,500,000	$-

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025 (Continued)

	As of March 31,
	2026	2025

Cash balance at the beginning of the year:
Cash and cash equivalents	$7,966,797	$786,333
Restricted cash, noncurrent	280,016	276,744
	$8,246,813	$1,063,077

Cash balance at the end of the year:
Cash and cash equivalents	$4,307,362	$596,251
Restricted cash, noncurrent	280,524	277,668
	$4,587,886	$873,919

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

Prior to the third quarter of 2025, the Company’s primary business was the sale and installation of photovoltaic and battery backup systems for residential and commercial customers, sales of LED systems and services to government and commercial users. The Company is continuing to develop this business but, because of changes in California law, this part of the Company’s business is developing more slowly. The Company also generates revenue from financing the sale of photovoltaic and battery backup systems. Since 2022, the Company ceased making loans to solar customers, and the Company does not anticipate engaging in such activities. The Company’s finance revenue reflects revenue earned on its current portfolio, with no new loans having been added since 2022.

In 2015, the Company commenced operations in China, and the Company engaged in business in China through 2021. Substantially all of the Company’s China revenues for 2021 and 2020 were generated from four projects for State Power Investment Corporation Guizhou Jinyuan Weining Energy Co., Ltd (“SPIC”), which is a large state-owned enterprise under the administration of the Chinese government. Subsequent to December 31, 2021 through the date of this quarterly report, the Company did not generate revenues from China, and the Company is not engaged in any negotiations with SPIC or any other potential customer, and it is not engaged in any marketing activities. In the event that the Company does not seek to recommence operations in China, it may discontinue its China operations.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 and for any other interim period or other future year.

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

For the Three Months Ended March 31, 2026 and 2025

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include the cost-based inputs to estimate revenues on construction contracts, the collectability of accounts receivable, the receivable from SPIC and loans receivable, the value of investments in unconsolidated solar project companies, the useful lives and impairment of property and equipment, the fair value of stock options granted and stock-based compensation expense, warranty and customer care reserve, the valuation of deferred tax assets, inventories and provisions for income taxes. Actual results could differ materially from those estimates.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate the continuation of the Company as a going concern. The Company’s history of net losses and negative cash flow from operating activities, including its net loss for the three months ended March 31, 2026, along with its increased accumulated deficit and stockholders’ deficit, its default on payments of principal and interest since 2023 on convertible notes in the principal amount of $13.7 million as of March 31, 2026, the low price of the Company’s common stock, which is below the Nasdaq continued listing requirement of a closing bid price of $1.00 per share and the possibility that the Company may effect a reverse split of its common stock in order to regain compliance with the Nasdaq minimum closing bid price requirement raise substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2026, the Company reported a working capital deficit of approximately $17.6 million. In addition, the Company’s accumulated deficit was approximately $110.2 million and the stockholders’ deficit was approximately $11.4 million, and the Company was in default on convertible debt obligations in the aggregate amount of $13.7 million at March 31, 2026. In connection with these condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities, and significant current debt, including debt in default.

As of March 31, 2026, the Company’s principal sources of liquidity consisted of approximately $4.3 million of cash and cash equivalents, proceeds from the sale of common stock and cash generated by the Company’s operations. The Company believes its current cash balances coupled with anticipated cash generated from operations will be sufficient to meet the Company’s working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements, excluding approximately $18.1 million of debt that is due in the next twelve months which the Company is seeking to have exchanged for five-year convertible notes. Management is focused on expanding the Company’s existing business, as well as its customer base to expand its marketing to commercial solar installations in the United States. The Company is looking to continue to negotiate an exchange of a large portion of the approximately $4.0 million of the current portion of long-term related party loans for convertible notes that mature in periods beyond one year. The Company cannot predict whether it will be successful in these efforts or whether it will be necessary to change the proposed terms of any such exchanges. During the three months ended March 31, 2026, the Company raised a total of approximately $1.1 million from the sale of common stock at a 25% discount from market. Under the Nasdaq regulations, the Company may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

As a result of the above, there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. The Company cannot give assurance that it will be able to pay or refinance its current debt, including convertible notes in the principal amount of $14.1 million, of which the Company is in default on convertible notes in the aggregate principal amount of $13.7 million, can increase its cash balances or limit its cash consumption, or obtain the exchange of any of its current debt for secured convertible debt and thus maintain sufficient cash balances for its planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. If the Company cannot refinance or pay its current debt obligations, including convertible notes in the principal amount of $14.1 million, on which the Company is in default on convertible notes in the aggregate principal amount of $13.7 million on March 31, 2026 with respect to which the holders have the right to accelerate payment of principal and interest, or if it cannot raise the funding it requires for its business, it may not be able to continue in business. If the Company seeks to generate business for its China operations, and no assurance can be given that it will be successful in such efforts, any revenue and cash flow from the Company’s China operations would be irregular because of the timing of solar projects and the significant funding requirements for its China operations, particularly during periods when there is little or no revenue or cash flow from projects. As of March 31, 2026, the Company did not have any agreements for its China operations and was not in negotiation with respect to any agreement. In the event that the Company is not able to develop business in China, the Company may terminate its China operations.

During the three months ended March 31, 2026, the Company raised approximately $1.1 million from the private placement of common stock. The Company is likely to require additional capital in the future. Because of Nasdaq regulation, the Company is limited in its ability to continue to raise funds by the private placement of common stock at a discount from market. Further, on March 3, 2026, the Company received notice from Nasdaq that the Company is in violation of the continued listing requirement that the Company maintain a bid price of $1.00 per share. In view of the foregoing and the possibility that the common stock may be delisted from Nasdaq, the Company cannot assure that it will be able to raise additional capital on acceptable terms, if at all.

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

Held to Maturity Debt Investments

Held to maturity debt investments consist of notes receivables with original maturities of 12 months or less and are accounted for at amortized cost which had been paid as of March 31, 2026.

Restricted Cash

Restricted cash includes cash held to collateralize ACH transactions and outstanding credit card borrowing facilities.

Restricted cash at March 31, 2026 and December 31, 2025 consisted of:

	March 31, 2026	December 31, 2025

Deposit held by a US financial institution as collateral for ACH transactions and business credit cards – U.S.	$280,524	$280,016

Accounts Receivable

Accounts receivable are reported at the outstanding principal balance due from customers. In the U.S., accounts receivable substantially include customer billings for large-scale EPC projects and for the sales of LED products and services. In the Company’s PRC operations, accounts receivable represents the amounts billed under the contracts with SPIC but uncollected on construction contracts that were completed prior to 2022. Accounts receivable are recorded at net realizable value.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Contract Balances

The contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date, primarily for the solar energy system sales. The contract assets are transferred to receivables when the rights become unconditional (i.e., when the permission to operate is issued). For large-scale EPC contracts, contract assets represent costs and estimated earnings in excess of billings on uncompleted contracts.

The contract liabilities primarily relate to the advance consideration received from customers related to the solar energy system sales in the U.S., for which the transfer of ownership has not occurred. For large-scale EPC contracts, contract liabilities represent billings in excess of costs and estimated earnings on uncompleted contracts.

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

Deferred Project Costs

Deferred project costs relate to costs incurred by the Company on projects which the corresponding revenue is not recognized. Deferred project costs are presented as a current asset on the balance sheet, and are recognized as cost of revenue when revenue is recognized on the corresponding project.

Customer Loans Receivable

Prior to 2021, the Company offered its customers who meet the Company’s credit eligibility standards the option to finance the purchase of solar energy systems through installment loans underwritten through its wholly-owned subsidiary, SolarMax Financial, Inc. All loans are secured by the solar energy systems or other projects being financed. The outstanding customer loan receivable balance is presented net of an allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on the customer loans. In determining expected credit losses, the Company considers its historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. Loans offered at the promotional interest rate below the market interest rate are accounted for as loan discounts and are amortized on an effective interest method to interest income over the terms of the loans. The Company has not entered into any new loan agreements since 2022, and its revenues from financing related to its existing loan portfolio, and the Company does not have any present intention to resume financing the sale of its systems internally.

Inventories

Inventories consist of (a) work in progress on solar systems on housing developments and projects not sold; and (b) components principally consisting of photovoltaic modules, inverters, construction and other materials, and LED products, all of which are stated at the lower of cost or net realizable value under the first-in first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary.

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

For the Three Months Ended March 31, 2026 and 2025

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

There was no impairment loss on the Company’s property and equipment for the three months ended March 31, 2026 and 2025.

Leases

The Company determines whether an arrangement is a lease at inception under ASC 842. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and long-term operating lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

As the rate implicit in the lease is generally not readily determinable, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense in the period in which the obligation for those payments is incurred.

The Company has elected not to recognize leases with an initial term of 12 months or less on the consolidated balance sheets. Short-term lease expense is recognized on a straight-line basis over the lease term.

The Company combines lease and non-lease components for certain classes of underlying assets.

Investments in Unconsolidated Companies

The Company’s unconsolidated investments in the U.S. are held directly by the Company as well as through its subsidiary, SMX Capital, and consist of investments in U.S.-based solar limited liability companies: Alliance Solar Capital 1, LLC (“A#1”), Alliance Solar Capital 2, LLC (“A#2”), and Alliance Solar Capital 3, LLC (“A#3”). The Company also has a minority investment in a PRC-based panel manufacturer, Changzhou Hongyi New Energy Technology Co., Ltd (“Changzhou”).

At March 31, 2026 and December 31, 2025, the Company has three unconsolidated investments in the PRC representing its 30% non-controlling interests in three project companies for which it transferred a 70% interest in 2021 to SPIC, which operates the project companies.

For these investments, the Company does not have the controlling interests but, with respect to the investments in the U.S., it has the contractual ability to exercise significant influence over the operations and the financial decisions of the investees under the respective operating agreements. In each of the investments, the investee also maintains a separate capital account for each of its investors and accordingly, the Company has a separate capital account at each of the investees. Because the Company has the ability to exercise significant influence over the investees, the Company accounts for each of these investments using the equity method of accounting, under which the Company records its proportionate share of the investee’s profit or loss based on the specified profit and loss percentage. Distributions received from equity method investees are accounted for as returns on investment and classified as cash inflows from operating activities, unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the Company. When such an excess occurs, the current year distribution up to this excess would be considered a return of investment and classified as cash inflows from investing activities.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Because the Company’s investments include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any reporting period, the investment is reviewed to determine if the impairment is other than temporary. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company monitors its investments in unconsolidated entities periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2026 and 2025.

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

Warranty for EPC Services

For the Company’s former PRC operations, the Company provided construction quality warranty on EPC services generally for one year after completion. The customer typically retains 3-5% of the contract price which will not be paid to the Company until the expiration of the warranty period which is accounted by the Company as retainage receivable. The Company currently provides a reserve for such potential liabilities based on a nominal percentage of project revenues for its PRC operations in the approximate amount of $255,000 and $251,000 as of March 31, 2026 and December 31, 2025, respectively, which is included in accrued expenses and other liabilities. To date the Company has not incurred significant claims on the quality warranty. The liability is reversed when the warranty period expires.

For the U.S. operations, the Company provides a three-year workmanship warranty after the project is completed. The equipment is covered by the manufacturer warranty for ten years. The Company currently provides a reserve for warranty based on a nominal percentage of project revenues recognized for the period and is included in other liabilities.

Production Guaranty

For solar systems sold in the U.S., the Company also warrants that modules installed in accordance with agreed-upon specifications will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by 0.5% every year thereafter throughout the approximate 10-year production guaranty period. In resolving claims under the production guaranty, the Company typically makes cash payments to customers who claim for the production shortfall in power output on an annual basis. The Company currently provides a reserve for the production guaranty at 1.0% of the total solar revenue. The production guaranty is independent of any factors not caused by the customer which reduce the amount of available sunlight.

LED Warranty

The Company’s warranty for LED products and services ranges from one year for labor and up to seven years for certain products sold to governmental municipalities. The Company currently provides a warranty reserve for LED sales based on 1.0% of LED revenue.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

The following table presents the fair value and carrying value of the Company’s cash equivalents, loans receivable and borrowings as of March 31, 2026:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Cash equivalents	$280,524	$-	$-	$280,524
Customer loans receivable	-	-	3,113,993	2,869,268
Liabilities
Secured loans from related parties	-	-	8,459,687	9,000,000
Secured convertible debt	-	-	15,343,705	15,371,979

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Held to maturity debt investments - Held to maturity debt investments consist of short-term note receivables with maturities of 12 months or less. Accordingly, their carrying values approximate their fair value.

Bank and other loans – The fair value of such loans payable had been determined based on the variable nature of the interest rates and the proximity to the issuance date.

Secured loans from related parties – The related party loans were issued at the fixed annual interest rates of 3.0% in the U.S., and the fair value of the loans has been estimated by applying the prevailing borrowing annual interest rates for a comparable loan term which the Company estimated to be 9.0% to the estimated cash flows through the maturities of the loans.

Secured convertible debt – The secured convertible debt was issued at the fixed annual interest rates of 4.0% in the U.S., and the fair value of the loans was determined based on the proximity to the issuance date.

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

Revenue from Large Scale EPC Services

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

In applying cost-based input methods of revenue recognition, the Company uses the actual costs incurred relative to the total estimated costs to determine the progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Cost-based input methods of revenue recognition are considered a faithful depiction of the Company’s efforts to satisfy long-term construction contracts and therefore reflect the transfer of goods to a customer under such contracts. Costs incurred that do not contribute to satisfying the Company’s performance obligations (“inefficient costs”) are excluded from the Company’s input methods of revenue recognition as the amounts are not reflective of the Company’s transferring control of the solar energy system to the customer. Costs incurred towards contract completion may include costs associated with solar modules and batteries, direct materials, labor, subcontractors, and other indirect costs related to contract performance. The Company recognizes the cost of solar modules, batteries, and direct material costs as incurred when such items have been installed in a system.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

For certain projects, the Company uses the actual installation costs incurred relative to the total estimated installation costs to determine the progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. The Company recognizes revenue, but not gross profit, on uninstalled materials on large-scale EPC projects. The revenue and cost of revenue on uninstalled materials are recognized when the control is transferred.

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

Solar Energy and Battery Storage Systems and Components Sales

Revenue recognition associated with sales of solar energy systems, battery storage systems, and other products is recognized over time as the Company’s performance creates or enhances the property controlled by the customer, i.e., the asset is being constructed on a customer’s premises that the customer controls.

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

For the Three Months Ended March 31, 2026 and 2025

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

For contracts where the Company agreed to provide the customer with rooftop solar energy systems (including design, materials, and installation of the system) in addition to providing LED products and LED installation, these agreements may contain multiple performance obligations: 1) the combined performance obligation to design and install rooftop solar energy system; 2) the performance obligation to deliver the LED products; and 3) the performance obligation to install the LED products. Topic 606 permits goods and services that are deemed to be immaterial in the context of a contract to be disregarded when considering performance obligations within an agreement. The Company will compare the standalone selling price of the installations and products to the total contract value to determine whether the value of these installations and products is quantitatively immaterial within the context of the contract. Similarly, these services may be qualitatively immaterial in the eyes of the customer. While the customer ordered these products and has received a separate quote for them, they may not be a material driving factor within the agreement for a solar energy system. Further, a reasonable person may not consider providing and installing LED products to be a material part of the arrangement to design and construct a large solar facility. If these products and services are determined to be immaterial within the context of the contract, they will be combined with the performance obligation to design and install the rooftop solar energy system. If management determines that the products and services are determined to be material to the overall project, they would represent a separate performance obligation.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

Loan Interest Income

In the past, the Company provided installment financing to qualified customers in the U.S. to purchase residential or commercial photovoltaic systems, energy storage systems, as well as LED products and services, and some of these loans remain outstanding. The Company has not entered into new loans since 2022, and its revenues are from financing related to its existing loan portfolio. Customer loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by an allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the interest method. The interest method is applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Interest on loans generally continues to accrue until the loans are charged off. Premiums and discounts are recognized as yield adjustments over the term of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is not to hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value. There were no loans held-for-sale at March 31, 2026 and December 31, 2025.

Advertising Costs

The Company charges advertising and marketing costs related to radio, internet and print advertising to operations as incurred. Advertising and marketing costs for the three months ended March 31, 2026 and 2025 were approximately $43,000 and $79,000, respectively.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. The Company has determined it is more likely than not that its deferred tax assets will not be realizable and has recorded a full valuation allowance against its deferred tax assets. In the event the Company is able to realize such deferred income tax assets in the future in excess of the net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

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

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. For the three months ended March 31, 2026 and 2025, the Company did not incur any related interest and penalties.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of March 31, 2026 and December 31, 2025, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes.

The Company determined that the annual effective tax rate (“AETR”) method is not appropriate for interim tax reporting because it is unable to reliably estimate annual pretax income for its China operations. The China operations represent a significant component of the Company's foreign income, and the inherent difficulty in forecasting that jurisdiction's full-year results cause the estimated AETR to be highly sensitive to changes in assumptions. Accordingly, the Company applied the cutoff method, treating each interim period as a discrete annual period for purposes of computing the tax provision.

Comprehensive Income (Loss)

The Company accounts for comprehensive income loss in accordance with ASC 220, Income Statement – Reporting Comprehensive Income (“ASC 220”). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of March 31, 2026 and December 31, 2025 is the currency translation adjustment.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are excluded from the computation of diluted earnings per share for the three months ended March 31, 2026 and 2025 because the effect would be antidilutive.

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

In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity (deficit) as part of accumulated other comprehensive income (loss). Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Income (loss) on those foreign currency transactions of approximately $13,000 and $1,000 for the three months ended March 31, 2026 and 2025, respectively, are included in other income (expense), net for the period in which exchange rates change.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that in 2026 and 2025 it has one operating segment which is the operations in the United States for the three months ended March 31, 2026. Prior to January 1, 2024, the Company considered its operation in China a reporting segment. However, because the operation in China has had no significant revenues since 2022, the Company no longer considers its operation in China to be either a reporting segment or an operating segment.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 is intended to improve the estimation of expected credit losses for contracts arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU were adopted effectively January 1, 2026 and were applied prospectively, and they do not have a material effect on the Company's financial statements.

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

3. Disaggregation of Revenue

The following table summarizes the Company’s revenue by product line for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Solar energy and battery storage systems
Large-scale EPC contracts	$5,200,452	$-
Sales on non-installment basis	7,210,364	3,057,890
Third-party leasing arrangements	866,803	2,720,782
Solar lease revenues	13,472	15,672
Solar power purchase agreement revenues	2,841	2,034
Total solar energy and battery storage systems	13,293,932	5,796,378
LED projects	1,482,946	1,059,185
Financing revenue	53,739	71,906
Total revenues	$14,830,617	$6,927,469

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

4. Cash, Cash Equivalents and Restricted Cash

As of March 31, 2026 and December 31, 2025, insured and uninsured cash including the balance classified as restricted cash were as follows:

	March 31, 2026	December 31, 2025

U.S.
Insured cash	$677,910	$909,229
Uninsured cash	283,504	1,898,809
	961,414	2,808,038
China
Insured cash	245,162	309,048
Uninsured cash	3,381,310	5,129,727
	3,626,472	5,438,775
Total cash and cash equivalents and restricted cash	4,587,886	8,246,813
Less: Cash and cash equivalents	4,307,362	7,966,797
Restricted cash	$280,524	$280,016

5. Accounts Receivable, Net

The activity of the allowance for credit losses for accounts receivable for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

Balance – beginning of period	$30,499	$40,826
Provision for credit losses	(903)	14,306
Balance – end of period	$29,596	$55,132

6. Held to maturity debt investments

In March 2024, the Company made an investment of RMB 5.0 million (approximately $688,000) in a 5% promissory note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd., an unrelated party based in PRC. The maturity date of the note has been extended on two occasions at the request of the maker to December 31, 2025. In February 2026, the remaining balance of RMB 3,655,525 (approximately $522,000) was paid.

7. Receivable from SPIC, Net

The Company had previously initiated arbitration proceedings against SPIC, related to the receivable balances of several photovoltaic EPC projects that the Company completed in 2020 and 2021. In April 2025, the arbitration tribunal issued awards in favor of the Company and subsequently the Company collected approximately RMB 42.5 million ($6.0 million) of the receivable balance. At December 31, 2025 and March 31, 2026, the unpaid receivable balance was RMB 7.0 million ($1.0 million) and no additional payments were received since. Accordingly, the Company initiated another enforcement proceeding to collect the balance of the arbitration awards. In connection with the enforcement actions, the court has frozen certain bank accounts and real estate assets of the related SPIC subsidiaries and has issued enforcement notices requiring a power supply bureau that owed money to SPIC to withhold electricity sales proceeds generated by the photovoltaic power plants. As of March 31, 2026, no cash recoveries had been received. Based on discussions with legal counsel and the enforcement court, management expects that collections will occur through the withholding of electricity revenues generated by the projects. While management believes recovery is probable, the timing and amount of collections remain subject to enforcement procedures and operating performance of the power plants. The Company continues to monitor the status of the enforcement proceedings and will update its assessment of collectability as additional information becomes available.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

8. Large-scale EPC Contracts

On July 31, 2025, SREP, entered into an EPC agreement (the “Longfellow Contract”) with Longfellow, for an industrial project to develop a BESS facility. Based on the initial terms of the contract, the contract is expected to generate revenues of approximately $120.1 million and financing income of $7.2 million related to milestone payments that extend beyond the project completion date. Longfellow will own and operate the facility, which will be located in Pecos County, Texas and is expected to have a storage capacity of 430 megawatt-hours. As a result of various design changes, the BESS facility is expected to be completed by December 2027. One of Longfellow’s members is a stockholder of the Company with 2.3% interest at December 31, 2025 and March 31, 2026. Such member acquired its interest in the Company as part of the Company’s private placement in 2025 on the same terms as other investors, which was at a 25% discount from the market price at the date of the purchase agreement.

The Company has committed to make a $5.0 million contribution to capital in Longfellow for an 8% equity interest. This capital contribution was due by December 31, 2025. At December 31, 2025, March 31, 2026 and on the date of the issuance of these financial statements, the Company has not made such contribution and has not recorded the investment at December 31, 2025 or March 31, 2026. The Company’s chief executive officer, who is representing the Company, is one of the five members of Longfellow’s board of managers, which collectively manages the affairs of Longfellow.

The EPC Contract with Longfellow is a fixed-price contract consisting of battery inventories of $75.3 million and non-inventory services of $52.0 million. During the three months ended March 31, 2026, battery inventories of $5.0 million were procured and delivered to the customer’s premises but have not been installed, resulting in revenues related to battery inventories being reported at the Company’s cost. Additionally, the Company completed engineering and pre-construction services under the contract totaling $169,000, which is included in cost of revenue for the three months ended March 31, 2026, representing 0.5% of the estimated services. The design changes referred to above affect the estimated completion date, the revenue to be derived from the contract and the Company’s costs.  As of the date of these financial statements, these changes have not been finalized. The Company recorded revenues of $5.2 million and cost of revenues of $5.3 million during the three months ended March 31, 2026. Since project inception through March 31, 2026, the Company recorded revenues of $65.4 million and cost of revenues of $64.9 million. As of March 31, 2026, accounts receivable from Longfellow were $9.4 million, and the contract asset was $51.0 million.

On December 31, 2025, the Company entered into three EPC agreements for large scale BESS systems, two in Puerto Rico and one in Corpus Christi, Texas. Pursuant to an EPC agreement with Naguabo BESS, LLC, a Texas limited liability company (“Naguabo”), the Company will develop a BESS facility in Ceiba Municipality, Puerto Rico. The contract value is approximately $122.3 million. Naguabo will own and operate the facility, which is expected to have a storage capacity of 320 megawatt-hours. The Company is to have a 9% membership interest in Naguabo. Pursuant to an EPC agreement with Yabucoa BESS, LLC, a Texas limited liability company (“Yabucoa”), the Company will develop a BESS facility in Humacao Municipality, Puerto Rico. The contract value is approximately $35.9 million. Yabucoa will own and operate the facility, which is expected to have a storage capacity of 80 megawatt-hours. The Company will have a 9% membership interest in Yabucoa. Pursuant to an EPC agreement with Navboot Holdco, LLC, a Delaware limited liability company (“Navboot”), the Company will develop a BESS facility in Corpus Christi, Texas. The contract value is approximately $258.1 million. Navboot will own and operate the facility, which is expected to have a storage capacity of 600 megawatt-hours. As of March 31, 2026, the Company has not started work on these three projects and certain agreements affecting the three customers which are necessary to be completed before the Company can commence work on the projects have not been completed.

9. Customer Loans Receivable

Prior to 2023, the Company provided financing to qualified customers to purchase residential or commercial photovoltaic systems, as well as other products the Company offered in the U.S. Depending on the credit rating of customers, the interest rate generally ranges from 0.00% to 10.99% per annum with financing terms ranging from one to fifteen years. At March 31, 2026 and December 31, 2025, the percentage of the Company’s loan portfolio with a 0% interest rate is 0.2% and 0.4%, respectively.

The customer gives the Company a security interest in the photovoltaic systems and other products financed.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at March 31, 2026:

					March 31, 2026
	2023	2022	2021	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$-	$2,739,770	2,739,770	91.0%
Near-prime - FICO score 620 to 679	-	-	-	212,160	212,160	7.0%
Sub-prime - FICO score less than 620	-	-	-	57,726	57,726	1.9%
Business entity — FICO not available	-	-	2,690	-	2,690	0.1%
Total Customer Loan Receivables, gross	$-	$-	$2,690	$3,009,656	$3,012,346	100.0%

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at December 31, 2025:

				December 31, 2025
	2022	2021	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$2,950,941	$2,950,941	88.5%
Near-prime - FICO score 620 to 679	122	-	251,723	251,845	7.5%
Sub-prime - FICO score less than 620	-	-	124,373	124,373	3.7%
Business entity — FICO not available	-	10,303	-	10,303	0.3%
Total Customer Loan Receivables, gross	$122	$10,303	$3,327,037	$3,337,462	100.0%

Customer loans receivable consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Customer loans receivable, gross	$3,012,346	$3,337,462
Allowance for loan losses	(143,078)	(206,479)
Customer loans receivable, net	2,869,268	3,130,983
Less: Current portion	835,994	874,617
Non-current portion	$2,033,274	$2,256,366

Principal maturities of the customer loans receivable at March 31, 2026 are summarized as follows:

For the year ending December 31,	Amount
2026 (remainder of)	$630,732
2027	733,227
2028	632,034
2029	447,783
2030	270,974
Thereafter	297,596
Total customer loans receivable	$3,012,346

The Company is exposed to credit risk on the customer loans receivable. Credit risk is the risk of loss arising from the failure of customers to meet the terms of their contracts with the Company or otherwise fail to perform as agreed.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

The activity in the allowance for loan losses for customer loans receivable for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

Balance – beginning of period	$206,479	$280,082
Provision (recovery) for loan losses	(71,093)	(2,623)
Chargeoffs and adjustments	7,692	941
Balance – end of period	$143,078	$278,400

Total interest income on the customer loans receivable included in revenues was approximately $53,000 and $71,000 for the three months ended March 31, 2026 and 2025, respectively.

10. Inventories, Net

The activity in the reserve for excess and obsolete inventories for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

Balance – beginning of period	$715,998	$642,297
Provision for excess and obsolete inventories	-	14,249
Balance – end of period	$715,998	$656,546

Inventories consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Solar panels, inverters, battery storage and components	$1,598,886	$1,753,458
LED lights	835,051	1,024,098
Total inventories, gross	2,433,937	2,777,556
Less: reserve for excess and obsolete inventories	(715,998)	(715,998)
Total inventories, net	$1,717,939	$2,061,558

11. Other Receivables and Current Assets, Net

Other receivables and current assets, net consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Receivable from seller (Uonone Group - Note 17)	$434,578	$428,885
Prepaid expenses and other current assets	619,849	949,803
Other receivable	950,122	-
Advances to suppliers	1,015,437	281,439
Accrued interest on held to maturity debt investment	-	18,971
Accrued interest on customer loans receivable	21,068	21,117
Total other receivables and current assets	$3,041,054	$1,700,215

At March 31, 2026 and December 31, 2025 advances to suppliers include advances for material costs related to the Longfellow project of approximately $891,000 and $281,000, respectively.

Other receivable at March 31, 2026 relates to an amount the Company advanced to one of its supplier in RMB for logistic services, for which the supplier will repay the Company in U.S. dollars.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

12. Property and Equipment, Net

Components of property and equipment, net are as follows:

	March 31, 2026	December 31, 2025

Automobiles	$729,053	$727,756
Furniture and equipment	1,382,962	1,381,185
Solar systems leased to customers	1,261,703	1,261,703
Leasehold improvements	2,297,133	2,294,833
Total property and equipment, gross	5,670,851	5,665,477
Less: accumulated depreciation and amortization	(5,545,009)	(5,526,587)
Total property and equipment, net	$125,842	$138,890

For the three months ended March 31, 2026 and 2025, depreciation expenses were approximately $13,000 and $19,000, respectively.

13. Investments in Unconsolidated Companies

At March 31, 2026 and December 31, 2025, the Company has a 30% non-controlling interest in three PRC companies. These PRC companies were project subsidiaries previously owned by the Company that previously performed EPC services for three projects pursuant to agreement with SPIC. The project subsidiaries are the entities that hold the ownership and operate the solar farms. When the projects were completed in 2020, the customer, SPIC, purchased a 70% equity interest in these project subsidiaries. Since 2020, the Company has been accounting for its 30% equity interest using the equity method. Activity in the Company’s 30% non-controlling investments in these entities for the three months ended March 31, 2026 and 2025 is reflected in the following tables:

Investee	Investment Balance at December 31, 2025	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at March 31, 2026
Yilong #2	$4,612,189	$(114,728)	$60,838	$4,558,299
Xingren	2,201,835	(52,538)	29,052	2,178,349
Ancha	3,900,787	(72,384)	51,537	3,879,940
Total	$10,714,811	$(239,650)	$141,427	$10,616,588

Investee	Investment Balance at December 31, 2024	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at March 31, 2025
Yilong #2	$4,345,909	$(7,494)	$24,070	$4,362,485
Xingren	2,070,551	(9,053)	11,458	2,072,956
Ancha	3,604,428	2,287	19,981	3,626,696
Total	$10,020,888	$(14,260)	$55,509	$10,062,137

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

The following tables present the summary of the unaudited combined financial statements of the three solar project companies in which the Company has a 30% equity interest as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025:

	March 31, 2026	December 31, 2025

Current assets	$18,321,525	$18,213,527
Non-current assets	72,941,434	73,173,887
Total assets	$91,262,959	$91,387,414

Current liabilities	$2,162,480	$1,727,555
Noncurrent liabilities	53,173,253	53,339,576
Members’ capital	35,927,226	36,320,283
Total liabilities and members’ capital	$91,262,959	$91,387,414

	Three Months Ended March 31,
	2026	2025

Revenue	$1,025,311	$1,553,099
Gross profit (loss)	$(356,106)	$395,061
Net income (loss)	$(798,833)	$(47,533)

Revenue of these project companies is generated from the power purchase agreements with the PRC utility companies as well as government subsidies.

On April 29, 2025, Longfellow was formed as a Texas limited liability company and commenced its business on the same date. Longfellow is a special purpose company created to own and operate a new battery storage system located in Pecos County, Texas. Pursuant to the LLC agreement, the Company owns an 8% interest percentage and was to make a contribution of $5.0 million the earlier of December 31, 2025 or when the board of managers determines such contributions are necessary to meet Longfellow’s obligations under the EPC agreement dated July 2025 for which the Company is the EPC contractor (see Note 8). Longfellow’s business is managed by the board of managers comprising of five managers, one of whom is the Company’s chief executive officer who is representing the Company on the board of managers. SolarMax’ interest in Longfellow is effective in June 2025, even though its capital contribution was not due until December 31, 2025 pursuant to the LLC agreement. At March 31, 2026 and December 31, 2025, the Company had not paid its $5.0 million contribution and accordingly, has not recorded its $5.0 million investment. The Company has obtained a waiver from Longfellow waiving the due date of the Company’s capital commitment to a later date, such date has not been determined.

14. Financing Arrangements

As of March 31, 2026 and December 31, 2025, the Company had the following borrowings:

	March 31, 2026	December 31, 2025

Secured convertible notes payable at 4.0% per annum, due various dates through February 2031	$15,550,000	$15,150,000
EB-5 loans -see details below	9,000,000	10,500,000
Total	24,550,000	25,650,000
Less: debt discount and debt issuance costs	(178,021)	(160,118)
Current portion	(18,050,000)	(20,150,000)
Noncurrent portion	$6,321,979	$5,339,882

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Related party EB-5 financings

The Company’s borrowings under the EB-5 program from related parties consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Loan from Clean Energy Funding, LP	$2,500,000	$3,500,000
Loan from Clean Energy Funding II, LP	6,500,000	7,000,000
Total	9,000,000	10,500,000
Less: current portion	(4,000,000)	(5,500,000)
Noncurrent portion	$5,000,000	$5,000,000

On January 3, 2012, Clean Energy Fund, LP (“CEF”) entered into a secured loan agreement with SREP, a wholly owned subsidiary of the Company. Under the secured loan agreement, CEF agreed to make loans to SREP in an amount not to exceed $45.0 million, to be used to finance the installment purchases for customers of the solar energy systems. A total of $45.0 million was lent. The loan accrues interest at 3% per annum, payable quarterly in arrears. Each advanced principal amount is due and payable 48 months from the advance date or the U.S. Immigration Form I-829 approval date of the CEF limited partner who made the investment in CEF, if later. The I-829 petition includes evidence that the immigrant investors successfully met all U.S. Citizenship and Immigration Services requirements of the EB‑5 program. As of March 31, 2026 and December 31, 2025, the principal loan balance was $2.5 million and $3.5 million, respectively.

On August 26, 2014, Clean Energy Funding II, LP (“CEF II”) entered into a secured loan agreement with LED, a wholly-owned subsidiary of the Company, for up to $13.0 million. A total of $10.5 million was lent. The proceeds of the loan were used by LED for its operations. The loan accrues interest at fixed interest rate of 3.0% per annum, payable quarterly in arrears. Each advance of principal is due and payable in 48 months or the U.S. Immigration Form I-829 approval date of the CEF II limited partner who made the investment in CEF II, if longer. As of March 31, 2026 and December 31, 2025, the principal loan balance was $6.5 million and $7.0 million, respectively.

The general partner of CEF and CEF II is Inland Empire Renewable Energy Regional Center (“IERE”). The principal owners and managers of IERE consist of the Company’s chief executive officer and its former executive vice president, who is a 5% stockholder.

Convertible Notes

The Company has issued 4% secured subordinated convertible notes to former limited partners of CEF and CEF II, pursuant to exchange agreements with the limited partners. The limited partners accepted the notes in lieu of cash payments of their capital contribution to CEF or CEF II, which resulted in a reduction of SREP’s and LED’s notes to CEF and CEF II, respectively, in the same amount, reducing the outstanding EB-5 loan balance. Payment of the notes is secured by a security interest in SREP’s and LED’s accounts and inventory. The convertible notes are payable in five equal installments on the first, second, third, fourth and fifth anniversaries of the date of issuance. The convertible notes made prior to, or on or about the date of, the Company’s initial public offering are convertible into common stock at a conversion price of $3.20, which is 80% of the $4.00 public stock price of the Company’s common stock. The convertible notes made after the Company’s initial public offering are convertible into common stock at a conversion price equal to 80% of the average closing price of the Company’s common stock for the ten trading days preceding the date of the exchange agreement with the limited partner, which ranged from $0.65 per share to $9.07 per share. The convertible notes may be converted into common stock at the first, second, third, fourth and fifth anniversaries of the date of issuance.

All convertible notes issued contained redemption put features that allow the holders of the convertible notes the right to receive, for each conversion share that would have been issuable upon conversion immediately prior to the occurrence of an effective change in control event defined as a fundamental transaction, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock for which these convertible notes are convertible immediately prior to such fundamental transaction. The Company evaluated the redemption put feature contained in the convertible notes under the guidance of ASC 815 and concluded that the requirements for contingent exercise provisions as well as the settlement provision for scope exception in ASC 815-10-15-74 has been meet. Accordingly, the redemption put features contained in the convertible notes were not bifurcated and are accounted for as freestanding derivative instruments.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

During the three months ended March 31, 2026, the Company recognized a gain on debt of extinguishment in the amount of approximately $40,000, relating to the issuance of convertible note in the principal amount of $1.5 million to former limited partners of CEF I and II in exchange for a $1.5 million reduction of the note from CEF I and II. No gain or loss on debt extinguishment was recognized for the three months ended March 31, 2025 as there was no issuance of convertible notes in exchange for a reduction of the note from CEF I and II.

Event of Default on Convertible Notes

From April 2023 through March 31, 2026, the Company did not pay annual principal installment payments and related quarterly interest payments which is an event of default on convertible notes. As of March 31, 2026 and December 31, 2025, the aggregate principal amount of the notes in default was $13.7 million and $14.3 million, respectively. The default provisions of the notes provide that if an event of default occurs the outstanding principal amount of the note, plus accrued but unpaid interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the noteholder’s election, immediately due and payable in cash, and, commencing five days after occurrence of any event of default that results in the eventual acceleration of the note, the interest rate on the note shall accrue at an interest rate of 12% per annum. Further, if an event of default occurs, the noteholders, together, have rights to foreclose on the collateral securing the notes.

The Company accrued interest at the rate of 4% per annum since no noteholder has taken action to accelerate payment of principal and interest. Since the Company has accrued interest at 4% per annum on the outstanding notes, in the aggregate principal amount of $13.7 million, with respect to which there is an event of default but with respect to which the noteholders did not demand acceleration. Such accrued interest was approximately $136,500 at March 31, 2026. In the event that the holders of all of these note demand acceleration, the amount of accrued interest on those at 12% would be approximately $1.8 million at March 31, 2026. The difference between the interest at 12% and the accrued interest at 4% as of March 31, 2026, together with any additional interest due subsequent to March 31, 2026 is a contingent liability of the Company. If any noteholders exercise their right to accelerate, the accrued interest at the default rate of 12% will be reflected as an interest expense in the period the note is accelerated.

Interest Expense

For the three months ended March 31, 2026 and 2025, interest expense incurred on the long-term EB‑5 related party loans was approximately $70,000 and $81,000, respectively.

Total interest expense incurred (including interest on long-term related party EB-5 loans) was approximately $298,000 and $369,000 for the three months ended March 31, 2026 and 2025, respectively. The weighted average interest rate on loans outstanding was 3.6% and 4.0% as of March 31, 2026 and December 31, 2025.

Principal stated maturities for the financing arrangements as of March 31, 2026 are as follows:

For the year ending December 31,	EB-5 Loans - Related Party	Convertible Notes		Total
2026 (remainder of)	$4,000,000	$13,750,000	*	$17,750,000
2027	3,000,000	400,000		3,400,000
2028	2,000,000	400,000		2,400,000
2029	-	400,000		400,000
2030	-	400,000		400,000
2031	-	200,000		200,000
Total	$9,000,000	$15,550,000		$24,550,000

        *The principal amount of the convertible notes that are in default are treated as current liabilities, due in 2026.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

15. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Customer deposits	$3,058,949	$3,020,272
Accrued operating and project payables	6,227,022	2,086,146
Payable to Uonone (See Note 17)	2,613,016	2,578,783
Accrued compensation expenses	2,747,560	3,270,154
Retainage payable to vendors	573,203	580,750
Preacquisition liability	1,554,254	1,533,891
Accrued warranty liability	554,504	551,170
VAT taxes payable	356,667	298,598
Income taxes payable	276,883	348,518
Refundable vendor bid deposits	14,486	14,296
Total accrued expenses and other payables	$17,976,544	$14,282,578

Accrued Compensation

At March 31, 2026 and December 31, 2025, accrued compensation includes $156,000 and $675,000, respectively, of compensation to the Company’s chief executive officer in connection with the cancellation in March 2019 of restricted stock grants and $1.8 million of accrued but unpaid compensation to the chief executive officer pursuant to his employment agreement. The remaining balance relates to accrued unpaid commissions and accrued paid time off.

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

Accrued Warranty Liability

The activity of the warranty liability (included in other liabilities) for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

Balance – beginning of period	$2,367,120	$2,146,522
Provision for warranty liability	141,846	102,165
Expenditures and adjustments	(150,495)	(86,442)
Effect of exchange rate	3,334	1,334
Balance – end of period	2,361,805	2,163,579
Less: current portion (accrued expenses and other payables)	(554,504)	(542,090)
Non-current portion (other liabilities)	$1,807,301	$1,621,489

16. Concentrations

Concentration Risks

Major Customers

For the three months ended March 31, 2026 one customer, Longfellow, accounted for $5.2 million, or 35.1%, of the revenues, $9.4 million, or 76.5%,of accounts receivable, and $51.0 million, or 94.9% of contract assets (see Note 8). For the three months ended March 31, 2025, there were no customers that accounted for 10% or more of the Company’s revenues or accounts receivable.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Major Suppliers

During the three months ended March 31, 2026, Supplier A accounted for purchases of $5.0 million, or 53.6%, of purchases, and $56.4 million, or 92.6%, of accounts payable at March 31, 2026. Supplier B accounted for $2.4 million, or 26.2%, of purchases, and $1.4 million, or 2.4%, of accounts payable at March 31, 2026.

During the three months ended March 31, 2025, Supplier B accounted for purchases of $1.6 million, or 25.8%, of purchases, and $1.5 million, or 32.8%, of accounts payable at March 31, 2025.

17. Acquisition Contingencies and Other Payable to Uonone Group

Effective on May 12, 2016, one of the Company’s PRC subsidiaries entered into a debt settlement agreement (the “Debt Settlement Agreement”) with one of the former owners of the subsidiary, Uonone Group Co., Ltd., (“Uonone Group”), pursuant to which the subsidiary and Uonone Group agreed to settle a list of pending business transactions from December 31, 2012 to December 31, 2015, pursuant to which Uonone Group agreed and had paid the subsidiary a total amount of RMB 8,009,716. An additional contingent liability related to estimated costs of a project known as Ningxia project completed by the subsidiary prior to the Company’s acquisition of the subsidiary of approximately RMB 3.0 million (or approximately $435,000) was also included as a receivable from Uonone Group (see Note 11 – Other Receivables and Current Assets, Net) with the corresponding liability recognized by the Company on the date of acquisition.

As of December 31, 2021, Uonone Group had repaid all the amounts agreed to under the debt settlement agreement except for the RMB 3.0 million contingent receivable from Uonone Group discussed above. Uonone Group’s obligation on the contingent receivable does not arise until and unless the Company becomes obligated to pay the contingent liability. At March 31, 2026 and December 31, 2025, the Company had no payment obligations with respect to the assumed contingent liability and accordingly, Uonone Group had no obligation to the Company with respect to the contingent receivable.

Under the debt settlement agreement, any legal settlement proceeds, less fees and expenses, received by the subsidiary related to the projects completed prior to the April 2015 acquisition of the subsidiary would be repaid to the Uonone Group. During the year ended December 31, 2025 and the three months ended March 31, 2026, the Company did not receive any additional legal settlement proceeds, nor did the Company make any payments to Uonone.

At both March 31, 2026 and December 31, 2025, the amount payable to Uonone, was approximately RMB 18.0 million ($2.6 million) (see Note 15).

18. Related Party Transactions

See Note 14 for related party financing arrangements.

19. Commitments and Contingencies

Operating Leases

The Company leases office space, equipment, and vehicles under non-cancellable operating lease agreements. Lease terms range from one to seven years, with certain leases including options to extend or terminate at the Company’s discretion. These options are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s leases do not contain material residual value guarantees or restrictive covenants.

On January 28, 2026, the Company entered into an amendment to the lease for its headquarters facility at 3080 12th Street, Riverside, California. The amendment extends the expiration date of the lease from December 31, 2026 to December 31, 2033. The annual base rent during the term, as extended is $1,855,566 for 2026 and increases annually until $2,282,112 for 2033. The Company also pays certain operating expenses in the same manner as with the lease prior to the amendment. The amendment provides for certain construction expenses, a portion of which are payable by the landlord and a portion of which are payable by the Company.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

The Company evaluated the amendments in accordance with ASC 842 and determined the modifications did not result in separate contracts. Accordingly, the Company remeasured the related lease liabilities using an updated incremental borrowing rate as of the modification effective date, with a corresponding adjustment to the related ROU assets.

As a result of the lease modifications, the Company recorded the following adjustments during the three months ended March 31, 2026:

Increase in operating lease ROU assets	$5,800,000
Increase in operating lease liabilities	$5,800,000

The discount rate applied to the modified lease was 8%.

Future minimum lease commitments for offices, warehouse facilities and equipment as of March 31, 2026, are as follows:

For the year ending December 31,	Total
2026 (remainder of)	$1,460,828
2027	1,857,448
2028	2,031,884
2029	2,081,136
2030	2,141,965
Thereafter	6,648,863
Total	$16,222,124

For the three months ended March 31, 2026 and 2025, rent expense for offices, warehouse facilities and equipment, was approximately $549,000 and $433,000, respectively. These amounts include short-term leases and variable lease costs, which are immaterial.

As of March 31, 2026, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

For the year ending December 31,	Total
2026 (remainder of)	1,444,487
2027	1,841,107
2028	2,022,079
2029	2,081,136
2030	2,141,965
Thereafter	6,648,863
Total minimum lease payments	16,179,637
Less: Interest	(4,282,232)
Present value of lease obligations	11,897,405
Less: current portion	(1,023,325)
Noncurrent portion	$10,874,080

Other information related to leases is as follows:

As of March 31, 2026
Weighted average remaining lease term (in years)	7.73
Weighted average discount rate	8.00%

For the three months ended March 31, 2026 and 2025, the total sublease income recognized was approximately $252,000 and $254,000, respectively. The sublease income is recognized as an offset to operating lease costs reported in general and administrative expenses. At March 31, 2026, the Company has two tenants and both are on a month-to-month lease. At March 31, 2026, the Company holds security deposits of approximately $102,000.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

The following table summarizes the Company’s operating lease cost for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Operating lease cost	$542,547	$423,702
Short-term lease cost	6,536	9,732
Less: Sublease income	(251,854)	(254,446)
Operating lease cost, net	$297,229	$178,988

Employment Agreements

On October 7, 2016, the Company entered into an employment agreement with its chief executive officer for a five-year term commencing on January 1, 2017 and continuing on a year-to-year basis unless terminated by the Company or the executive on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an initial annual salary of $600,000, with an increase of not less than 3% on January 1st of each year, commencing January 1, 2018, and an annual bonus payable in restricted stock and cash, commencing with the year ending December 31, 2017, equal to a specified percentage of consolidated revenues for each year. The bonus is based on a percentage of consolidated revenue in excess of $30 million, ranging from $250,000 and $200,000, respectively, for revenue in excess of $30 million but less than $50 million, to 1.0% and 0.9%, respectively, of revenue in excess of $300 million. In connection with the suspension of the Company’s incentive bonuses to key employees that started in 2019, the Company’s chief executive officer has agreed to waive his bonuses since 2019. The agreement also provides for severance payments equal to one or two times, depending on the nature of the termination, of the highest annual total compensation of the three years preceding the year of termination, multiplied by the number of whole years the executive has been employed by the Company, which commenced in February 2008. The annual salary for the chief executive officer was $760,065 for 2025 and $782,867 for 2026.

Legal Matters

In the ordinary course of the Company’s business, the Company is involved in various legal proceedings involving contractual relationships, product liability claims, and a variety of other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

During 2024, the Company commenced arbitration procedures in Shanghai with SPIC to collect on the receivables owed by SPIC related to three completed EPC projects as well as other advances and reimbursements totaling approximately RMB 49.5 million ($6.8 million) at December 31, 2024. On April 16, 2025, the Company received the written arbitration award results and subsequently, SPIC entered into a payment agreement with the Company. As of March 31, 2026, the receivable balance has been reduced to RMB 7.0 million ($1.0 million). As of March 31, 2026, the Company is filing a lawsuit against SPIC to recover the remaining receivable balance, as well as other related performance matters on the projects.

Default on Convertible Notes

See Note 14 in connection with contingent liabilities resulting from the Company’s default on outstanding convertible notes.

20. Stockholders’ Equity (Deficit)

Issuance of Common Stock under Private Placement

During the three months ended March 31, 2026, the Company issued a total of 2,000,000 shares for a total consideration of $1,096,000, at an average price of $0.55. The purchase price was 75% of the market price on the date of the respective agreements. Under the Nasdaq regulations, the Company may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

A summary of option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	6,189,749	4.93	4.3	-
Exercisable as of December 31, 2025	6,189,749	4.93	4.3	-
Granted	-	-	-	-
Exchanged	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	(4,994)	-	-	-
Outstanding at March 31, 2026	6,184,755	4.97	3.1	-

Forfeitures are accounted for as actual forfeitures occur.

On August 29, 2025, the Company’s board of directors approved a 3-year extension for all previously granted options that will be expiring through August 31, 2028.

21. Income Taxes

The components of the Company’s income (loss) before income taxes and income (loss) from operations for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025

Domestic (U.S.)	186,359	$(1,218,828)
Foreign (PRC)	(499,364)	(141,048)
Income (loss) before income taxes	(313,005)	(1,359,876)
Income tax expense (benefit)	(6,321)	(63,634)
Income (loss) from operations	$(306,684)	$(1,296,242)
Effective tax rate	2.0%	4.7%

The Company is subject to taxation in the U.S. and various states jurisdictions. The Company is also subject to taxation in China. The Company’s effective tax rate is determined quarterly, reflecting actual activities and various tax-related items.

The Company’s effective income tax rate for the three months ended March 31, 2026 and 2025 was 2.0% and 4.7%, respectively. The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2026 was primarily attributable to losses not benefitted for U.S. federal and state income tax purposes. Also, the Company used foreign net operating losses to partially offset foreign taxable income. The lower effective income tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is attributable to the unchanged net receivable balance from the December 31, 2025 reserve and a small tax liability in the Company’s China operations mainly due to the Enterprise Income Tax reduction and exemption applicable to Qualified Small and Low-Profit Enterprises.

As of March 31, 2026, the Company determined that, based on an evaluation of its history of net losses and all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that all or substantially all of its deferred tax assets would not be realized and, therefore, the Company continued to record a valuation allowance on against U.S. federal and state net deferred tax assets and a partial valuation allowance against foreign deferred tax assets.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

22. Net Income (Loss) Per Share

The following table presents the calculation of the Company’s basic and diluted net income (loss) per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator
Net income (loss)	$(306,684)	$(1,296,242)

Denominator
Weighted average shares used to compute net loss per share, basic	56,184,348	44,417,782
Weighted average shares used to compute net loss per share, diluted	56,184,348	44,417,782
Basic net income (loss) per share	$(0.01)	$(0.03)
Diluted net income (loss) per share	$(0.01)	$(0.03)

For the three months ended March 31, 2026, outstanding options to purchase 6,184,755 shares and 7,707,224 shares issuable upon conversion of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those option shares would be anti-dilutive.

For the three months ended March 31, 2025, outstanding options to purchase 6,192,746 shares of common stock and 5,934,756 shares issuable upon conversion of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those option shares would be anti-dilutive.

23. Segment Reporting

The chief operating decision maker (“CODM”) is the Chief Executive Officer. As of January 1, 2024, the Company has determined that it has one reporting segment which is solar energy systems, which includes BESS systems, and LED lighting in the United States. The Company has not generated any revenue from its China operations since 2021, it does not have any contracts for services in China, it does not have any marketing activities in China and its China operations is no longer considered a reporting segment. The CODM regularly reviews operations and financial performance at the consolidated level and uses net income (loss) to allocate resources (including labor, technology and capital resources) for the single reporting segment to make decisions regarding annual budget, entering new markets, marketing decisions, pursuing new business, and driving the Company’s mission.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

The following table shows the operations of the Company’s reporting segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Segment revenue
Large-scale EPC contracts	$5,200,452	$-
Solar energy systems	7,899,222	5,451,039
Battery only sales	177,954	328,033
LED operations	1,482,946	1,059,185
	14,760,574	6,838,257
Reconciliation of revenue
Finance revenue	53,739	71,906
Other non-core revenue	16,304	17,306
	14,830,617	6,927,469
Less
Direct and indirect costs	9,444,299	2,615,927
Subcontractor costs	1,039,223	719,028
Commissions and lender fees	550,571	1,242,304
Compensation and benefits	1,669,696	1,943,683
Leasing and rental expense	291,156	209,692
Insurance expense	354,943	304,769
Selling and marketing expense	42,627	79,012
Professional services	762,482	478,686
	675,620	(665,632)
Reconciliation of segment profit or loss
Other corporate overhead expense	243,712	271,752
Provision for various reserves	68,325	123,421
Interest expense, net	297,249	255,678
Other (gains) and other (income), net	(117,486)	(97,655)
China other expenses	499,364	102,064
Elimination adjustment	(2,539)	38,984
Income (loss) before income taxes	$(313,005)	$(1,359,876)

24. Subsequent Events

In April 2026, the Company issued a convertible note in the principal amount of $500,000 to a limited partner of CEF, which resulted in a reduction of $500,000 in the principal amount of the related party notes to CEF.

The Company has evaluated subsequent events through the date of May 15, 2026, the date the condensed consolidated financial statements were issued, and no other events require disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2025. All amounts in this report are in U.S. dollars, unless otherwise noted.

Impact of Tariffs and Trade Policy

Recent changes in U.S. trade policy have resulted in the implementation or threatened implementation of tariffs on certain imported goods, particularly those manufactured in China and other countries. These tariffs have increased the cost of certain raw materials and components used in our products. While we have taken steps to mitigate the impact, including working with suppliers and adjusting our pricing strategy, the tariffs are expected to result in higher input costs for our operations for the remainder of 2026. For the three months ended March 31, 2026, the tariffs did not have material effects on our cost of revenue.

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

Regulatory Changes, Inflation and Supply Chain Issues

The federal residential solar tax credit, officially known as the Residential Clean Energy Credit, expired on December 31, 2025. This means that homeowners who had solar energy systems installed and placed into service by this date will qualify for a 30% federal tax credit on the cost of the system. After December 31, 2025, there is no federal tax credit available for new residential solar installations. This represents a significant change from the previous plan laid out in the Inflation Reduction Act, which would have seen the credit gradually phase out until it expired in 2034. This change in the tax law may significantly reduce the incentive of residential users to install solar systems.

With the recent inflationary pressures combined with the world-wide supply chain issues, which have been accentuated by the war with Iran and the closing of the Strait of Hormuz, which severely reduced the worldwide flow of oil and increased the price of fuel, fertilizer and other products which resulted in inflationary pressures and supply chain issuer, that are affecting many domestic and foreign companies, and we expect that the inflationary pressures and supply chain issues will continue to affect our ability to sell our products, the price at which can sell products and our gross margin. To the extent that we are not able to raise our prices or to the extent that we cannot accurately project our costs when we set our prices, our gross margin and the results of our operations will be impacted.

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

The inflationary pressures that are affecting us are not unique to our industry, and relate to the cost of raw materials, labor costs generally and the price at which we can sell our products. Because solar energy can be seen as a way to provide a homeowner with relief from the increasing utility prices for electricity, the market for solar systems generally, and our business specifically, has enabled us to sell solar systems. Thus, the effects of inflation may also affect the marketability of our solar systems to residential users and potential BESS customers which are also impacted by the effects of NEM 3.0 and the elimination of the federal residential tax credit at December 31, 2025.

Compensation costs per employee, excluding stock-based compensation, for sales, marketing and administrative personnel in our United States operations decreased approximately 4% for the three months ended March 31, 2026 compared to the same period in 2025. The decrease in 2026 reflected the lay-off of a portion of our employees resulting from a slowdown after we had completed installation of the increased 2023 backlog resulting orders placed in 2023 in advance of NEM 3.0 becoming effective in April 2023, as discussed below under “Effects of NEM 3.0.” The increase in 2023 also reflected the increased cost of retaining and attracting talent, and such costs may continue to increase as labor costs in California continue to increase as a result of the inflationary pressures. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to meet competition which would result in a lower gross margin and a drop in operating income. Supply chain issues have caused us to periodically stock up on components such as solar panels and battery systems to ensure an adequate supply to meet expected demand, putting pressure on our cash flow. We do not believe that the supply chain issues that affected our operations in prior periods are currently affecting us. We cannot assure you that such delays and increased costs will not affect our business in the future.

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

Since the third quarter of 2025, our principal business was EPC services in connection with the construction of BESS systems. On July 31, 2025, we entered into an EPC agreement with Longfellow, to develop a BESS facility. Based on the contract terms, the contract is expected to generate revenues of approximately $120.1 million and interest income of $7.2 million from a financing component related to milestone payments that extend beyond the project completion date. Longfellow will own and operate the facility, which will be located in Pecos County, Texas and is expected to have a storage capacity of 430 megawatt-hours. Completion of the BESS facility is expected to be completed by December 2027 as a result of various design changes, although we cannot assure you that this completion date will be met. These design changes, which are being finalized, may affect the price of the project and our costs. To the extent that our costs for the project increase as a result of tariffs, the war with Iran, supply chain issues or other factors, any change in the price of the project would be subject to the approval of Longfellow. To the extent that we cannot adjust our prices to reflect such additional costs, our gross margin on the project will be impacted. We have committed to make a $5.0 million capital contribution to Longfellow, in which we have an 8% equity interest. Our capital contribution for this equity interest is $5.0, which was due no later than December 31, 2025. Longfellow agreed to defer our payment obligation, but has not agreed to a specific date by which we must make payment to obtain our equity interest. Our cash flow from the project and the timing of our work on the project is affected by the timing of payments from Longfellow, which is affected by Longfellow’s funding for the project. Accounts receivable from Longfellow were $9.4 million at both March 31, 2026 and December 31, 2025.

On December 31, 2025, we entered into three EPC agreements for large scale BESS systems, two in Puerto Rico and one in Corpus Christi, Texas. Pursuant to an EPC agreement with Naguabo BESS LLC, a Texas limited liability company (“Naguabo”), we will develop a BESS facility in Ceiba Municipality, Puerto Rico. The contract is expected to generate revenues of approximately $122.3 million. Naguabo will own and operate the facility, which is expected to have a storage capacity of 320 megawatt-hours. We are to have a 9% membership interest in Naguabo. Pursuant to an EPC agreement with Yabucoa BESS LLC, a Texas limited liability company (“Yabucoa”), we will develop a BESS facility in Humacao Municipality, Puerto Rico. The contract is expected to generate revenues of approximately $35.9 million. Yabucoa will own and operate the facility, which is expected to have a storage capacity of 80 megawatt-hours. We are to have a 9% membership interest in Yabucoa. Pursuant to an EPC agreement with Navboot Holdco, LLC, a Delaware limited liability company (“Navboot”), we will develop a BESS facility in Corpus Christi, Texas. The contract is expected to generate revenues of approximately $258.1 million. Navboot will own and operate the facility, which is expected to have a storage capacity of 600 megawatt-hours. Cash flow from long-term EPC projects is dependent upon the timing of payments from project owners which may be affected by the owners’ debt and equity financing for the project.

In the fourth quarter of 2023, we began to work with several independent dealers which form our dealer network. Our dealer network is comprised of independent licensed sales companies that sell our products pursuant to non-exclusive agreement. The dealers sell our products as well as products sold by our competitors. The dealer handles the sales process, and once the sales agreement with the customer is signed, we install the solar system pursuant to an installation agreement with customer. The dealers earn a commission which is included in cost of revenue. Our increase in revenues from solar systems in the first quarter of 2026 over the first quarter of 2025 results from sales through our dealer network.

In 2024 and 2025, the California Public Utilities Commission (CPUC) launched a $280 million statewide initiative called the Self-Generation Incentive Program (“SGIP”) to help California’s low-income utility customers install battery storage and solar panel systems. We began participating in SGIP as an installer in 2025. In February 2026, SGIP administrators temporarily paused payments to installers and in May 2026 resumed the payments with a ruling to impose strict cost documentation requirements and review. As a result, we experienced a delay in collecting receivables on SGIP installations during the three months ended March 31, 2026. In the three months ended March 31, 2025, revenues from SGIP projects were approximately $2.9 million, or 49% of our solar energy sales and 41% of our total revenues. In the three months ended March 31, 2026, revenues from SGIP installations were approximately $6.5 million, or 80% of solar energy sales and 44% of our total revenues. At March 31, 2026, SGIP installations account for approximately $2.3 million of our accounts receivable. Our sales for the SGIP were made primarily through our dealer network.

During the three months ended March 31, 2026 and 2025, approximately 74% and 67%, respectively, of our revenues from residential solar and battery contracts, and 40% and 55% of our total revenues were generated through the dealer network program. We believe that our participation in the dealer network enhances our ability to attract residential customers.

We plan to launch an initiative to address the need for commercial solar powered EV charging stations in California. We believe that there is a significant market for EV charging stations in California. As of the date of this quarterly report, we have not taken any steps other than an evaluation of the market for charging stations in California. Before we can commence this business, we will need to obtain financing for the projects. If we do enter this business, we may either construct EV stations for our own account or perform the EPC services for a third party pursuant an agreement with the third party. We cannot give any assurance that we will commence the business of constructing and/or operating EV stations, that, if we seek to enter this business, we will obtain any necessary financing, that we will price any EPC services we may perform in a manner to enable us to generate a gross profit from the services or that we can or will operate this business profitably. If we enter this business and cannot operate it profitably our business will be materially and adversely affected.

Results of Operations

The following tables set forth information relating to our operating results for the three months ended March 31, 2026 and 2025 (dollars in thousands) and as a percentage of revenue:

	Three Months Ended March 31,
	2026		2025
	Dollars	%	Dollars	%
Revenues:
Large-scale EPC contracts	$5,200	35.1%	$-	0.0%
Solar energy sales	8,093	54.6%	5,796	83.7%
LED sales	1,483	10.0%	1,059	15.3%
Financing	54	0.3%	72	1.0%
Total revenues	14,830	100.0%	6,927	100.0%
Cost of revenues:
Large-scale EPC contracts	5,251	35.4%	-	0.0%
Solar energy sales	5,263	35.5%	4,514	65.2%
LED sales	1,270	8.6%	994	14.4%
Total cost of revenues	11,784	79.5%	5,508	79.6%
Gross profit	3,046	20.5%	1,419	20.4%
Operating expenses:
Sales and marketing (U.S.)	43	0.3%	79	1.1%
General and administrative (U.S.)	2,640	17.8%	2,401	34.7%
General and administrative (China)	267	1.8%	95	1.4%
Total operating expenses	2,950	19.9%	2,575	37.2%

Income (loss) from operations (U.S.)	363	2.5%	(1,061)	(15.3)%
Income (loss) from operations (China)	(267)	(1.8)%	(95)	(1.4)%
Equity in income (loss) of solar project companies	(240)	(1.6)%	(14)	(0.2)%
Gain (loss) on debt extinguishment	40	0.3%	-	0.0%
Interest income	11	0.1%	120	1.7%
Interest expense	(298)	(2.1)%	(369)	(5.4)%
Other income (loss), net	79	0.5%	59	0.8%
Income (loss) before income taxes	(312)	(2.1)%	(1,360)	(19.8)%
Income tax provision (benefit)	(6)	0.0%	(64)	(0.9)%
Net income (loss)	(306)	(2.1)%	(1,296)	(18.9)%
Currency translation adjustment	13	0.1%	1	(0.1)%
Comprehensive income (loss)	$(293)	(2.0)%	$(1,295)	(19.0)%

Three Months Ended March 31, 2026 and 2025

The following table set forth information relating to our revenue and gross profit results for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Revenue:
Large-scale EPC contracts	$5,200	$-	$5,200	- %
Solar energy sales	8,093	5,796	$2,297	39.6%
LED sales	1,483	1,059	424	40.0%
Financing	54	72	(18)	(25.0)%
Total revenues	14,830	6,927	7,903	114.1%
Cost of revenue:
Large-scale EPC contracts	5,251	-	5,251	-%
Solar energy sales	5,263	4,514	749	16.6%
LED sales	1,270	994	276	27.8%
Total cost of revenues	11,784	5,508	6,276	113.9%
Gross profit	$3,046	$1,419	$1,627	114.7%

Revenues

Revenues for the three months ended March 31, 2026 were $14.8 million, an increase of $7.9 million or 114.1% from $6.9 million in the three months ended March 31, 2025. The increase resulted from revenue of $5.2 million from the large-scale EPC contract with Longfellow to develop a battery energy storage system (“BESS”) facility in Texas, a $2.3 million increase in solar energy and battery sales, a $424,000 increase in LED sales, offset by a $18,000 decrease in financing revenue. We did not have any large-scale EPC sales prior to the third quarter of 2025. Our revenue from residential and commercial solar energy and battery sales increased from $5.8 million for the three months ended March 31, 2025 to $8.1 million for the three months ended March 31, 2026, a 39.6% increase, primarily as a result of the sale growth from the dealer network program. The increase in the solar energy and battery sales in the three months ended March 31, 2026 reflects a 30.4% increase in the number of systems completed and a 25.5% increase in the wattages deployed. During the three months ended March 31, 2026 and 2025, our battery only sales were $178,000 and $328,000, respectively. Battery sales refer to the sale of batteries sold other than as a part of a solar system.

As a result of the continued relatively high interest rate environment and the expiration of the federal residential solar tax credit on December 31, 2025, we expect the revenue growth from our residential sales to level off in 2026 compared to the prior period. We are also looking to offset the potential residential sales decrease with commercial sales and sales of large-scale EPC projects. On July 31, 2025, we entered into an EPC contract with Longfellow to develop a battery energy storage system (“BESS”) facility. Based on terms of the agreement, the contract is expected to generate revenues and finance income of approximately $127.3 million for us and we expect to complete the work by December 2027. During the three months ended March 31, 2026, we recognized $5.2 million in revenues related to this project. Total revenue recognized on the Longfellow contract from the project inception through March 31, 2026 was $65.4 million, and we expect to recognize approximately $54.6 million of revenue on Longfellow for the remainder of 2026 and 2027.

Our LED revenue increased by $424,000 or 40.0% to $1.5 million for the three months ended March 31, 2026 from $1.1 million for the three months ended March 31, 2025, primarily resulting from the increase in the number of LED projects with a higher average sales price. LED revenues include LED product sales and LED consulting revenues which are expected to continue to fluctuate based on the number of LED projects awarded which is based on the bidding process and specific customer purchase requirements and timing. Revenue from our LED business fluctuates period to period.

We have not originated any loans to our solar customers since 2022. As a result, our finance revenue for the three months ended March 31, 2026 and 2025 was $54,000 and $72,000, respectively, from our portfolio of solar loans. Finance revenue decreases as loans in our portfolio are paid since we are not making any new loans.

Cost of revenue and gross profit

Our cost of revenue for the three months ended March 31, 2026 was $11.8 million, an increase of $6.3 million, or 113.9% from $5.5 million for the three months ended March 31, 2025. The increase in cost of revenue was largely driven by the EPC revenue from EPC services pursuant to the Longfellow contract. The remaining increase in cost of revenue was the result of the increased sales in the residential and commercial solar energy systems and LED sales.

The overall gross margin was 20.5% for the three months ended March 31, 2026 which is at the consistent level as the gross margin in the three months ended March 31, 2025. During the three months ended March 31, 2026, our gross margin from the sale of residential and commercial solar energy systems as well as from our LED sales improved which offsets the decrease in the gross margin from the EPC contract. The current lower gross margin from the EPC contract was primarily due to the costs recognized related to the Longfellow project. We recognize revenue, but not profit, on uninstalled materials. The revenue on uninstalled materials is recognized by us when the control is transferred equal to the cost of the uninstalled materials. This decrease in gross margin on the Longfellow contract was partially offset by an increase in the gross margin from our sales of solar energy systems as well as from LED sales. We have no cost of revenue with respect to interest income on customer loans.

Operating expenses

Sales and marketing expenses for the three months ended March 31, 2026 decreased to $43,000, a decrease of $36,000 or 46.0% from $79,000 in the comparable period of 2025. Sales and marketing expenses were 0.3% of revenue for the three months ended March 31, 2026 compared to 1.1% for the three months ended March 31, 2025. Our sales and marketing expenses fluctuate based on the types of marketing and promotion initiatives we deploy. Our dealer network enables us to reduce our sales and marketing costs. We expect to continue to be selective in our sales and marketing expenses for the remainder of 2026.

General and administration expenses for the United States operations for the three months ended March 31, 2026 increased $239,000 or 10.0%, to $2.6 million compared to $2.4 million for the three months ended March 31, 2025, representing 17.8% of revenue for the three months ended March 31, 2026 compared to 34.7% of revenue for the three months ended March 31, 2025. The increase during the three months ended March 31, 2026 is attributed to the increase in rent expense associated with our lease amendment for our Riverside office beginning on January 1, 2026, and the additional expense related to our investor relations advertising campaign. Our general increase, in general and administrative expenses in 2026 reflects the cost of compliance and other regulatory costs associated with being a public reporting company which is expected to continue for us. The decrease in the percentage of both sales and marketing and general and administrative expenses as a percentage of revenue in the three months ended March 31, 2026 reflects revenue of approximately $5.2 million from the Longfellow EPC contract.

General and administrative expenses relating to the China operations were $267,000 in the three months ended March 31, 2026 compared to $95,000 in the three months ended March 31, 2025, an increase of $173,000 or 182%. Such increase during the three months ended March 31, 2026 is attributed to the court costs and legal fees associated with the ongoing litigation with SPIC to enforce the collection of the remaining receivable from SPIC.

Income (loss) from operations

As a result of the factors described above, our income from operations in the United States was $363,000 for the three months ended March 31, 2026, compared to a loss from operations of $1.1 million in the three months ended March 31, 2025, which is primarily attributed to the increase in our revenues and the related gross profit. Our loss from operations for our China operations was $267,000 for the three months ended March 31, 2026, compared to a loss from operations of $95,000 in the three months ended March 31, 2025.

Equity in income (loss) from unconsolidated entities

Equity in income (loss) from unconsolidated entities relates to our China operations and comprises the equity in income (loss) from three unconsolidated project companies in which we have a non-controlling 30% interest. The equity in income (loss) for the three months ended March 31, 2026 was a loss of $240,000 compared to a loss of $14,000 in the three months ended March 31, 2025. The decline in revenue and in income in the current period was attributed to the interruption caused by the major overhaul of the local power grid resulting in the inability for the power generated to be calculated for the electricity generation.

Gain (loss) on debt extinguishment

For the three months ended March 31, 2026, our gain on debt extinguishment was $40,000 related to the exchange of $1.5 million of secured EB-5 notes payable to a related party for 4% convertible notes in the same principal amount. No EB-5 notes were exchanged during the three months ended March 31, 2025.

Interest expense, net

Interest expense, net, for the three months ended March 31, 2026 was $287,000, a decrease of $38,000, or 15.2%, from the three months ended March 31, 2025. Total interest income declined $109,000 as a result of the payoff of held to maturity debt investments, whereas the total interest expense declined by $71,000. The overall decline in interest expense corresponds to the decline in the two related party EB-5 loan balances as well as the decline in the convertible note balances as scheduled annual principal payments were made. Our interest expense in the three months ended March 31, 2026 primarily includes interest at 3% on two EB-5 loans from related parties in the United States with a total principal balance of $9.0 million at March 31, 2026, interest at 4% on convertible notes issued to former limited partners of CEF and CEF II in transactions in which former limited partners of CEF and CEF II accepted 4% convertible notes issued by SolarMax and the subsidiary that borrowed the funds from CEF with an aggregate principal balance of $15.6 million at March 31, 2026. The convertible notes issued to the former limited partners of CEF were issued as payment of the former limited partner’s capital account in CEF and were issued in connection with cancellation of debt to CEF of an equal amount. The convertible notes are secured by the same collateral as the notes to CEF. Interest was recognized at the stated interest rate of 4%. Because the Company is in default in the payment of principal and interest on convertible notes in the principal amount of $13.7 million at March 31, 2026, if the holders of the notes exercise their rights to demand prepayment, interest at 12% per annum will be due. See the paragraph Event of Default on Convertible Notes in Note 14 to Consolidated Financial Statements.

Other income (expenses), net

During the three months ended March 31, 2026, other income was $77,000 consisting primarily of foreign currency transaction gains for our United States operations intercompany receivable denominated in RMB. During the three months ended March 31, 2025, other income was $59,000 consisting primarily of $97,000 of foreign currency transaction gains for our United States operations intercompany receivable denominated in RMB.

Income tax benefit (provision)

For the three months ended March 31, 2026 and 2025, our United States operations reported an income tax expense of $16,728 and $6,000, respectively, attributable to the Texas franchise tax and other minimum state tax liabilities.

For our China operations, an income tax benefit of approximately $23,000 and $70,000 was reported for the three months ended March 31, 2026 and 2025, respectively, arising from a decrease in the valuation allowance against deferred tax assets and a decrease in deferred tax liabilities as of March 31, 2026.

Net income (loss)

As a result of the foregoing, we had a consolidated net loss of $0.3 million, or $(0.01) per share (basic and diluted), for the three months ended March 31, 2026, compared with a consolidated net loss of $1.3 million, or $(0.03) per share (basic and diluted), for the three months ended March 31, 2025.

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

As a result of foreign currency translations, we reported net foreign currency translation gains (losses) of $13,000 and $1,000 for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

The following tables show consolidated cash flow information for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		$ Increase
	2026	2025	(Decrease)
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$(4,187)	$(601)	$(3,586)
Net cash provided by (used in) investing activities	548	93	455
Net cash provided by (used in) financing activities	(8)	377	(385)
Net increase (decrease) in cash and cash equivalents and restricted cash	(3,659)	(189)	(3,470)
Net increase (decrease) in cash and cash equivalents and restricted cash excluding foreign exchange effect	$(3,646)	$(131)	$(3,515)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $4.2 million, compared to net cash used in operating activities for the three months ended March 31, 2025 of $601,000. The cash used by operations for the three months ended March 31, 2026, resulting from our net loss of $307,000, increases in non-cash expense of $36,000, and a net decrease of $4.6 million in cash from our operating assets and liabilities. During the three months ended March 31, 2026, our operating assets and liabilities used $4.4 million in cash, compared to $195,000 of cash used in the three months ended March 31, 2025.

Net cash used by operations for the three months ended March 31, 2025 of $601,000 resulted from net loss of $1.3 million, non-cash expense of $500,000, and $195,000 of cash used in our operating assets and liabilities.

We expect the fluctuations of working capital over time to vary based on the project status and the related project billings of the projects in progress.

Non-cash adjustments changes for the three months ended March 31, 2026 primarily reflected:

●	$225,000 net increase resulting from equity in losses from our equity investments.

●	$129,000 net decrease in depreciation and amortization expense which includes loan and debt discounts amortization.

●	$58,000 decrease associated with loss provisions for bad debts, loan losses, inventories, warranty, customer care and production guaranty.

●	$40,000 net decrease related to the gain on debt extinguishment.

●	$38,000 increase in deferred income taxes.

Changes in operating assets and liabilities for the three months ended March 31, 2026:

●	$7.4 million decrease from contract assets related to projects for which the performance obligations have not been satisfied.

●	$2.3 million decrease in accounts receivable, other receivables and other current assets

●	$3.5 million increase from accrued expenses and other payables and other liabilities.

●	$1.4 million increase in inventories.

●	$142,000 increase from operating lease liabilities.

●	$122,000 million increase in accounts payable.

●	$30,000 decrease in customer loans receivable.

●	$18,000 increase in other assets

Investing Activities

Net cash provided by investment activities for the three months ended March 31, 2026 was $548,000 consisting of debt repayments received on our held to maturity debt investments. Net cash used by investing activities for the three months ended March 31, 2025 was approximately $93,000, consisting of debt repayments received on our held to maturity debt investments.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $8,000, consisting of $1.1 million of cash proceeds from the issuance of shares of common stock in private offerings, offset by $1.1 million principal payments on convertible notes, and $4,000 payment on equipment leases.

Net cash provided by financing activities for the three months ended March 31, 2025 was $377,000, consisting of $500,000 of cash proceeds from the issuance of shares of common stock in private offerings, offset by $50,000 principal payments on convertible notes, $69,000 payment of accrued legal settlement, and $4,400 payment on equipment leases.

Cash and Cash Equivalents and Restricted Cash

The following table sets forth, our cash and cash equivalents and restricted cash held by our United States and China operations at March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025

U.S. Operations
Insured cash	$678	$909
Uninsured cash	284	1,899
	962	2,808
China Operations
Insured cash	245	309
Uninsured cash	3,381	5,130
	3,626	5,439
Total cash and cash equivalents and restricted cash	4,588	8,247
Less: Cash and cash equivalents	4,307	7,967
Restricted cash	$281	$280

We currently do not plan to repatriate any cash or earnings from any of our non-United States operations because we presently intend to utilize such funds within China as well as to pay China suppliers from whom we acquire materials we require for our U.S. operations. Therefore, we do not accrue any China exit taxes related to the repatriation. However, in the event that we terminate our China operations and repatriate the cash to the United States, we will owe such taxes.

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

We invested $7.0 million from the proceeds of our initial public offering in an 8% promissory note issued by Webao Limited, a Hong Kong based social media company. The initial maturity was June 1, 2024 and it was extended to December 31, 2024 and further extended to December 31, 2025. The note was paid during 2025. We invested RMB 5.0 million, or approximately $688,000, in a 5% note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd. (“Qingdao”), a PRC-based company. The initial maturity date was extended initially to December 25, 2024 and further subsequently extended to December 31, 2025. All of the extensions were at the request of the respective makers of the notes. The note was paid in December 2025 and January 2026.

Borrowings and Stock Issuances

At March 31, 2026, our current liabilities included secured convertible notes in the principal amount of $14.1 million and secured notes to related parties of $4.0 million.

During the three months ended March 31, 2026, we issued 2,000,000 shares of common stock, at a discount of 25% from the market price on the date of the investment, at a price of $0.55. Under the Nasdaq regulations, we may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval.

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

The loans from CEF and CEF II become due, as to the investment of each limited partner, four years from the date of the loan and may be extended as may be necessary to meet applicable USCIS immigrant investor visa requirements, which will be the date that the limited partner is eligible for a green card. Under the limited partnership agreements for CEF and CEF II, the limited partners have the right to demand repayment of their capital account when the petition is approved, which demand may trigger a maturity of the loan from CEF or CEF II in the amount of the limited partner’s investment. The initial four-year term of notes in the principal amount of $55.5 million, which were issued to CEF and CEF II, and had expired prior to December 31, 2023 and are on extension until the limited partners meet applicable immigrant investor visa requirements. We cannot determine the period of the extensions. As of March 31, 2026, limited partners whose capital contributions funded loans of $43.5 million had received their green card approval and their extensions expired and one limited partner whose capital contribution funded $500,000 had withdrawn from CEF II and the limited partner’s capital contribution was returned. The petitions of limited partners of CEF whose capital contribution funded loans of $8.0 million are pending.

As the loans matured and the limited partners requested return of their capital contribution, we offered the limited partners, in lieu of the payment by the limited partnership, a convertible note with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to CEF. As of March 31, 2026, we had issued convertible notes in the principal amount of $43.5 million to former limited partners of CEF and CEF II, of which principal payments of $25.0 million had been made on the anniversary of the respective dates of issuance, and convertible notes in the principal amount of $3.0 million had been purchased by us for $2.1 million, leaving convertible notes in the principal amount of $15.6 million outstanding at March 31, 2026. As of March 31, 2026, notes to CEF and CEF II in the aggregate principal amount of $9.0 million were outstanding and convertible notes in the principal amount of $15.6 million were outstanding. The Company is in default in the payment of principal and interest on convertible notes in the principal amount of $13.7 million at March 31, 2026, and the holders of these notes have the right to demand prepayment and exercise their rights with respect to the collateral. See the paragraph Event of Default on Convertible Notes in Note 14 of Notes to Consolidated Financial Statements.

Convertible Notes

We have issued 4% secured subordinated convertible notes to former limited partners of CEF and CEF II, pursuant to exchange agreements with the limited partners. The limited partners accepted the notes in lieu of cash payments of their capital contribution which resulted in a reduction of SREP’s and LED’s notes to CEF and CEF II, respectively, in the same amount, reducing the outstanding EB-5 loan balance. Payment of the notes is secured by a security interest in SREP’s and LED’s accounts and inventory, which are the same assets as secure the original note to CEF and CEF II. The convertible notes are payable in equal installments on the first, second, third, fourth and fifth anniversaries of the date of issuance. The convertible notes made prior to, or on or about the date of, our initial public offering are convertible into common stock at a conversion price of $3.20, which is 80% of our initial public offering price of $4.00 per share. The convertible notes made after our initial public offering are convertible into common stock at a conversion price equal to 80% of the average closing price of our common stock for the ten trading days preceding the date of the exchange agreement with the limited partner which conversion prices range from $0.65 to $9.07, with an average conversion price of $1.58. The convertible notes may be converted into common stock at the first, second, third, fourth and fifth anniversaries of the date of issuance, but not earlier than six months from the date of our initial public offering or for convertible notes issued after the initial public offering, six months after the issuance of the notes.

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

During the three months ended March 31, 2026, we recognized a gain on debt of extinguishment in the amount of approximately $40,000, relating to the issuance of convertible note in the principal amount of $1.5 million to former limited partners of CEF I and II in exchange for a $1.5 million reduction of the note from CEF I and II. No gain or loss on debt extinguishment was recognized for the three months ended March 31, 2025 as there was no issuance of convertible notes in exchange for a reduction of the note from CEF I and II.

Default Event and Remedies Upon Event of Default

From April 2023 through March 31, 2026, we did not pay annual principal installment payments and related quarterly interest payments which is an event of default on convertible notes. As of March 31, 2026 and December 31, 2025, the aggregate principal amount of the notes in default was $13.7 million and $14.3 million, respectively. The default provisions of the notes provide that if an event of default occurs the outstanding principal amount of this note, plus accrued but unpaid interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the noteholder’s election, immediately due and payable in cash, and commencing five days after occurrence of any event of default that results in the eventual acceleration of the note, the interest rate on the note shall accrue at an interest rate of 12% per annum. Further, if an event of default occurs, the noteholders, together have rights to foreclose on the collateral securing the notes.

We accrued interest at the rate of 4% per annum since no noteholder has taken action to accelerate payment of principal and interest. Since we have accrued interest at 4% per annum on the outstanding notes, in the aggregate principal amount of $13.7 million, with respect to which there is an event of default but with respect to which the noteholders did not demand acceleration. Such accrued interest was approximately $136,500 at March 31, 2026. In the event that the holders of all of these note demand acceleration, the amount of interest on those at 12% would be approximately $1.8 million. The difference between the interest at 12% and the accrued interest at 4% as of March 31, 2026, together with any additional interest due subsequent to March 31, 2026 is a contingent liability of the Company. If any noteholders exercise their right to accelerate, the accrued interest at the default rate of 12% will be reflected as an interest expense in the period the note is accelerated.

Contractual Obligations

Borrowings

Principal maturities for the financing arrangements as of March 31, 2026 are as follows (dollars in thousands):

For the year ending December 31,	EB5 Related Party Loans	Convertible Notes	Total
2026 (remainder of)	$4,000	$13,750	$17,750
2027	3,000	400	3,400
2028	2,000	400	2,400
2029	-	400	400
2030	-	400	400
2031	-	200	200
Total	$9,000	$15,550	$24,550

Operating Leases

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

Future minimum lease commitments for office facilities and equipment for each of the next five years as of March 31, 2026, are as follows (dollars in thousands):

For the year ending December 31,	Total
2026 (remainder of)	$1,461
2027	1,857
2028	2,032
2029	2,081
2030	2,142
Thereafter	6,649
Total	$16,222

Employment Agreements

On October 7, 2016, we entered into an employment agreement with our chief executive officer, David Hsu, for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreements provide for an annual salary with an increase of not less than 3% and an annual bonus in restricted stock and cash equal to a specified percentage of consolidated revenues for each year. Mr. Hsu’s annual salary for 2024 was at the annual rate of $737,924, and his annual salary for 2025 is at the annual rate of $760,065. We also owe Mr. Hsu $675,000 as the cash payment in connection with his exchange of 1,348,213 restricted shares of common stock for options to purchase 1,428,432 shares of common stock at $5.01 per share and a cash payment of $675,000, which was initially payable by December 15, 2019 and has been extended and is now due commencing on December 31, 2025 in twelve equal monthly installments. In addition, at March 31, 2026, we owed Mr. Hsu $1,818,282, representing deferred salary from 2019, 2020, 2021, 2022, 2023, and 2024 and cash bonuses deferred from 2017 and 2018. Mr. Hsu waived his bonus for 2019, 2020, 2021, 2022, and 2023 as part of the suspension of incentive programs for key employees, and he agreed that the $1,818,282 deferred salary and bonus be paid in twelve equal monthly installments with the first payment becoming due on December 31, 2025.

Cash Requirements

We require substantial funds for our business, and we believe that the cash and cash equivalents and short-term investment, together with cash generated by our operations should enable us to meet our cash requirements for at least the twelve months from the date of this report. During the year ended December 31, 2025 and the three months ended March 31, 2026, we raised a total of approximately $7.7 million and $1.1 million, respectively, from the sale of common stock at a 25% discount from market. Under the Nasdaq regulations, the Company may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval. However, we cannot assure you that we will not require additional funds to meet our commitments or that funds will be available on reasonable terms, if at all. We have significant debt obligations which mature or may mature during the next year. With respect to the loans made under the EB-5 program, as described above, we are seeking to refinance the loans through the issuance of secured subordinated convertible notes to the limited partners of the lenders. The proposed convertible notes would have a conversion price of 80% of the market price at the date of issuance of the convertible note. We also have obligations to Mr. Hsu described above, approximately $2.5 million of which will be paid in twelve equal monthly installments with the first payment becoming due on February 27, 2025. We cannot assure you that we will be able to negotiate extensions to our loans or refinancing of our EB-5 debt. The willingness of the limited partners of CEF and CEF II to accept convertible notes rather than a cash payment of their investment in the limited partnership may be affected by our default on other convertible notes in the principal amount of $13.7 million at March 31, 2026, their perception of our performance and the performance of our common stock, including our low stock price and the possibility of our being delisted from Nasdaq, as well as their perception that they could get a more favorable result with litigation. We cannot assure you that such financing will be available on acceptable, if any terms, which would impair our ability to develop our business and pay our obligations. The low price of our common stock may make it difficult for us to issue convertible notes that are convertible at a discount from the market price of our common stock. Our financial statements for the three months ended March 31, 2026 has a going concern paragraph.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2026, we issued a total of 2,000,000 shares of common stock to two accredited investors for a total of $1,096,000. The shares were issued at a price per share of $0.548 which represented a 25% discount from the market price of the common stock. No brokers were involved in the sales. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The proceeds from the sale are being used for working capital.

Item 5. Other Information

During the three months ended March 31, 2026, no officer or director adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

SOLARMAX TECHNOLOGY, INC

Date: May 15, 2026	By:	/s/ David Hsu
David Hsu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen Brown
Stephen Brown, Chief financial Officer
(Principal Financial Officer)

