Form 10-Q
period 2026-06-30
SolarMax Technology, Inc.
filed 2026-10-08
CIK 1519472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐     No ☒

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

The number of the registrant’s common stock outstanding as of September 30, 2026, was 4,742,167.

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

REVERSE COMMON STOCK SPLIT

On August 13, 2026, we affected a one-for-12 reverse split of our common stock. See Note 1 of Notes to Condensed Consolidated Financial Statements. All references to shares of common stock and per share prices in this Form 10-Q give retroactive effect to the reverse split.

Part I - Financial Information

Item 1. Unaudited Financial Statements

SolarMax Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,158,233	$7,966,797
Accounts receivable, net	17,759,110	12,939,589
Held to maturity debt investments	-	522,599
Contract assets, net	17,878,271	46,107,784
Receivable from SPIC, net	1,037,334	1,007,229
Customer loans receivable, current, net	779,497	874,617
Inventories, net	1,617,269	2,061,558
Deferred project costs	3,337,490	2,168,725
Other receivables and current assets, net	3,745,223	1,700,215
Total current assets	48,312,427	75,349,113
Property and equipment, net	114,349	138,890
Operating lease right-of-use assets	11,504,826	1,638,649
Investments in unconsolidated companies	10,750,264	10,714,811
Customer loans receivable, noncurrent, net	1,769,537	2,256,366
Restricted cash, noncurrent	280,998	280,016
Contract assets, noncurrent, net	36,850,757	-
Other assets	923,515	909,209
Total assets	$110,506,673	$91,287,054

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$8,652,834	$59,565,812
Operating lease liabilities, current	1,022,681	1,712,329
Secured loans from related parties, current	6,500,000	5,500,000
Secured convertible notes, current	14,150,000	14,650,000
Accrued expenses and other payables	19,180,482	14,282,578
Total current liabilities	49,505,997	95,710,719
Operating lease liabilities, noncurrent	10,629,549	-
Secured loans from related parties, noncurrent, net of debt discount and issuance costs	2,000,000	5,000,000
Secured convertible notes, noncurrent, net of debt discount and issuance costs	1,729,217	339,882
Deferred tax liability	202,543	251,807
Large-scale EPC payable, noncurrent	60,434,004	-
Other liabilities	2,103,498	2,194,744
Total liabilities	126,604,808	103,497,152
Commitments and contingencies (Note 19)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized, none issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, par value $0.001 per share; 24,768,750 shares authorized, 4,847,292 and 4,680,672 shares issued as of June 30, 2026 and December 31, 2025, respectively, and 4,742,167 and 4,575,548 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	4,847	4,681
Additional paid-in capital	102,189,887	101,094,053
Treasury stock, at cost, 105,125 shares at June 30, 2026 and December 31, 2025	(1,979,294)	(1,979,294)
Accumulated deficit	(114,874,056)	(109,911,673)
Accumulated other comprehensive loss	(1,439,519)	(1,417,865)
Total stockholders’ deficit	(16,098,135)	(12,210,098)
Total liabilities and stockholders’ deficit	$110,506,673	$91,287,054

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenues	$10,243,612	$6,883,004	$25,074,229	$13,810,473
Cost of revenues	7,829,737	6,278,443	19,613,786	11,786,841
Gross profit	2,413,875	604,561	5,460,443	2,023,632
Operating expenses:
General and administrative	2,558,923	2,302,564	5,466,668	4,798,127
Selling and marketing	49,566	70,691	92,193	149,703
China legal judgment (Note 15)	4,264,102	-	4,264,102	-
Total operating expense	6,872,591	2,373,255	9,822,963	4,947,830
Operating income (loss)	(4,458,716)	(1,768,694)	(4,362,520)	(2,924,198)
Other income (expense):
Interest income	8,555	226,664	19,502	346,869
Interest expense	(248,922)	(362,637)	(546,987)	(732,040)
Equity in income (loss) of Chinese solar project companies	(42,097)	144,006	(281,747)	129,746
Gain (loss) on debt extinguishment	13,411	(313,953)	53,642	(313,953)
Other income (expense), net	46,031	69,620	123,367	128,706
Total other income (expense)	(223,022)	(236,300)	(632,223)	(440,672)
Income (loss) before income taxes	(4,681,738)	(2,004,994)	(4,994,743)	(3,364,870)
Income tax provision (benefit)	(26,039)	(106,217)	(32,360)	(169,851)
Net income (loss)	$(4,655,699)	$(1,898,777)	$(4,962,383)	$(3,195,019)
Net income (loss) per share
Basic	$(0.98)	$(0.50)	$(1.05)	$(0.85)
Diluted	$(0.98)	$(0.50)	$(1.05)	$(0.85)
Weighted average shares used to compute net income (loss) per share
Basic	4,742,167	3,818,671	4,712,240	3,780,834
Diluted	4,742,167	3,818,671	4,712,240	3,780,834

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net income (loss)	$(4,655,699)	$(1,898,777)	$(4,962,383)	$(3,195,019)
Other comprehensive income (loss)
Foreign currency translation adjustments	(34,460)	2,629	(21,654)	3,408
Total comprehensive income (loss)	$(4,690,159)	$(1,896,148)	$(4,984,037)	$(3,191,611)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2026 and 2025

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at March 31, 2026	-	$-	4,847,339	$4,847	$102,189,887	(105,125)	$(1,979,294)	$(110,218,357)	$(1,405,059)	$(11,407,976)
Reverse split rounding	-	-	(47)	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	(4,655,699)	-	(4,655,699)
Currency translation adjustments	-	-	-	-	-	-	-	-	(34,460)	(34,460)
Balance at June 30, 2026	-	$-	4,847,292	$4,847	$102,189,887	(105,125)	$(1,979,294)	$(114,874,056)	$(1,439,519)	$(16,098,135)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at March 31, 2025	-	$-	3,924,513	$3,925	$92,431,924	(105,125)	$(1,979,294)	$(104,882,547)	$(1,448,413)	$(15,874,405)
Shares issued from private placement	-	-	229,823	230	2,663,723	-	-	-	-	2,663,953
Net income (loss)	-	-	-	-	-	-	-	(1,898,777)	-	(1,898,777)
Currency translation adjustments	-	-	-	-	-	-	-	-	2,629	2,629
Balance at June 30, 2025	-	$-	4,154,336	$4,155	$95,095,647	(105,125)	$(1,979,294)	$(106,781,324)	$(1,445,784)	$(15,106,600)

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2026 and 2025

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2025	-	$-	4,680,672	$4,681	$101,094,053	(105,125)	$(1,979,294)	$(109,911,673)	$(1,417,865)	$(12,210,098)
Shares issued in private placement	-	-	166,667	166	1,095,834	-	-	-	-	1,096,000
Reverse split rounding	-	-	(47)	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	(4,962,383)	-	(4,962,383)
Currency translation adjustments	-	-	-	-	-	-	-	-	(21,654)	(21,654)
Balance at June 30, 2026	-	$-	4,847,292	$4,847	$102,189,887	(105,125)	$(1,979,294)	$(114,874,056)	$(1,439,519)	$(16,098,135)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance at December 31, 2024	-	$-	3,877,696	$3,878	$91,931,971	(105,125)	$(1,979,294)	$(103,586,305)	$(1,449,192)	$(15,078,942)
Shares issued in private placement	-	-	276,640	277	3,163,676	-	-	-	-	3,163,953
Net income (loss)	-	-	-	-	-	-	-	(3,195,019)	-	(3,195,019)
Currency translation adjustments	-	-	-	-	-	-	-	-	3,408	3,408
Balance at June 30, 2025	-	$-	4,154,336	$4,155	$95,095,647	(105,125)	$(1,979,294)	$(106,781,324)	$(1,445,784)	$(15,106,600)

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025

Operating activities
Net income (loss)	$(4,962,383)	$(3,195,019)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	24,586	35,800
Amortization of convertible note discount and debt issuance costs	42,977	56,143
Amortization of operating lease right-of-use assets	559,235	758,465
Provision for (recovery of) credit losses and loan losses	(76,255)	(38,517)
Provision for excess and obsolete inventories	-	3,500
Provision for warranty and production guaranty	252,009	106,492
Equity in loss (income) of investment in excess of distribution received	281,747	(129,746)
Deferred income tax provision	(56,182)	(188,733)
(Gain) loss on disposal of property and equipment	-	65,143
(Gain) loss on debt extinguishment	(53,642)	313,953
Changes in operating assets and liabilities:
Accounts Receivable	(4,836,132)	818,816
Contract Assets	(8,621,243)	(38,263)
Receivables from SPIC and project companies	-	208,521
Customer loans receivable	674,815	686,330
Inventories	444,289	(287,426)
Other receivables and current assets	(2,211,285)	(335,418)
Other assets	(14,306)	8,756
Accounts payable	9,521,026	1,178,687
Operating lease liabilities	(485,511)	(769,551)
Accrued expenses and other payables	4,695,667	910,591
Other liabilities	(335,817)	(548,956)
Net cash provided by (used in) operating activities	(5,156,405)	(380,432)

Investing activities
Principal repayment on debt investments	548,438	137,509
Issuance of short-term advances	(2,374,712)	-
Principal repayment on short-term advances	1,356,861	-
Net cash provided by (used in) investing activities	(469,413)	137,509
Financing activities
Accrued legal settlement	-	(138,134)
Proceeds from private placement sale of common stock	1,096,000	1,950,000
Principal payment on convertible notes	(1,100,000)	(250,000)
Repayment on equipment capital lease	(7,436)	(8,810)
Net cash provided by (used in) financing activities	(11,436)	1,553,056
Effect of exchange rate	(170,328)	(179,004)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,807,582)	1,131,129
Cash, cash equivalents, and restricted cash, beginning of period	8,246,813	1,063,077
Cash, cash equivalents, and restricted cash, end of period	$2,439,231	$2,194,206

Supplemental disclosures of cash flow information:
Interest paid in cash	$265,505	$362,193
Income taxes paid in cash	$63,505	$14,230

Non-cash activities for investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$10,425,412	$-
Exchange of unsecured loan for common stock	$-	$900,000
Convertible notes issued to non-related parties in connection with cancellation of EB-5 loans	$2,000,000	$-

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

	As of June 30,
	2026	2025

Cash balance at the beginning of the period:
Cash and cash equivalents	$7,966,797	$786,333
Restricted cash, noncurrent	280,016	276,744
	$8,246,813	$1,063,077

Cash balance at the end of the period:
Cash and cash equivalents	$2,158,233	$1,915,639
Restricted cash, noncurrent	280,998	278,567
	$2,439,231	$2,194,206

See accompanying notes to condensed consolidated financial statements.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

Since the third quarter of 2025, the Company’s primary business has been negotiating contracts and performing engineering, procurement and construction (“EPC”) services for solar-based battery energy storage systems (“BESS”) commercial systems. As of December 31, 2025, the Company had commenced EPC services on a 430 MWh battery storage project in Texas pursuant to an agreement dated July 31, 2025 with Longfellow BESS I, LLC, Texas limited liability company (“Longfellow”), which agreement is referred to as the Longfellow Contract. On December 31, 2025, the Company entered into three EPC contracts for large-scale BESS systems, two in Puerto Rico and one in Corpus Christi, Texas, although as of the date of these financial statements, work has not commenced on any of these projects.

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

Reverse Stock Split

On August 4, 2026, the Company amended its Amended and Restated Articles of Incorporation by filing a Certificate of Change with the Secretary of State of Nevada to effect a one-for-12 reverse stock split of the common stock, which became effective on August 13, 2026 and to effect a proportionate reduction of its authorized common stock from 297,225,000 shares to 24,768,750 shares, which is 1/12 of the number of previously authorized shares.

As a result of the reverse split, the number of outstanding shares of common stock was reduced from 56,906,572 shares to 4,742,167 shares of common stock. The ownership percentage of each stockholder remains unchanged other than as a result of fractional shares. Proportional adjustments are made to both the number of shares of common stock issuable upon exercise of outstanding options or the conversion of outstanding convertible notes, as well as to the applicable exercise or conversion price.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

The reverse split supported the Company’s effort to regain compliance with the minimum bid price requirement for maintaining the listing of its common stock on the Nasdaq Capital Market. On March 3, 2026, the Company received a notice from Nasdaq that the Company does not meet Nasdaq’s continued listing requirement that the Company maintain a minimum bid price of $1.00 per share. The Nasdaq rules provide that the Company has a compliance period of 180 calendar days to regain compliance. This period expired on August 31, 2026. The closing bid price of the Company’s common stock was at least $1.00 per share for ten consecutive business days prior to August 31, 2026.

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split and the reduced authorized stock as if such changes had occurred on January 1, 2025. All shares and per share amounts have been revised accordingly.

Nasdaq Notice

On June 22, 2026, the Company received a notice from Nasdaq that the Company does not meet the continued listing requirement that the Company maintain a minimum market value of listed securities of $35.0 million. The Nasdaq rule provides that the Company has a compliance period of 180 calendar days to regain compliance. This period expires on December 21, 2026. Nasdaq calculates the market value of listed securities by multiplying the most recent total shares outstanding by the closing bid price of the common stock. In the event the Company does not regain compliance with this rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. The reverse split does not address the minimum market value of listed securities.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or other future year.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation. Amounts reported in the condensed consolidated financial statements are stated in U.S. dollars, unless stated otherwise. The functional currency of the Company’s subsidiaries in the People’s Republic of China (“PRC”) is the Chinese renminbi (“RMB”). These transactions are translated from the local currency into U.S. dollars at exchange rates during or at the end of the reporting period.

Reclassification

Certain amounts in the prior period financial statements may be reclassified to conform to the presentation of the current period financial statements. If these reclassifications were made in the prior period they would have no effect on the previously reported net loss.  During the six months ended June 30, 2026, no such reclassifications occurred.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate the continuation of the Company as a going concern. The Company’s history of net losses and negative cash flow from operating activities, including its net loss for the three and six months ended June 30, 2026, along with its increased accumulated deficit and stockholders’ deficit, its default on payments of principal and interest since 2023 on convertible notes in the principal amount of $13.7 million as of June 30, 2026, and the increased difficulty in raising funds for operations due to the low price of the Company’s common stock and the fact that the market value of the Company’s common stock is below the Nasdaq continued listing requirement of $35.0 million raise substantial doubt about the Company's ability to continue as a going concern. As a result of the failure of the Company to meet the $1.00 minimum bid price requirement of a closing bid price of $1.00 per share, the Company effected a one-for-12 reverse split of its common stock effective on August 13, 2026. The closing bid price of the Company’s common stock was at least $1.00 per share for ten consecutive business days prior to August 31, 2026. The reverse split does not affect the Company’s ability to meet the $35.0 million market price of listed securities requirement. Any decline in the market price of the Company’s common stock will adversely affect the market value of listed securities.

At June 30, 2026, the Company reported a working capital deficit of approximately $1.2 million. In addition, the Company’s accumulated deficit was approximately $114.9 million and the stockholders’ deficit was approximately $16.1 million, and the Company was in default on convertible debt obligations in the aggregate amount of $13.7 million at June 30, 2026. The improvement in the Company’s working capital deficit was primarily due to a current liability related to the Longfellow project becoming a noncurrent liability as of June 30, 2026 due to the passage of time. Additionally, approximately $16.1 million, or 90.0%, of the Company's accounts receivable at June 30, 2026 experienced collection delays, of which $9.4 million is related to the large-scale EPC project with Longfellow, and $6.7 million is related to sales generated from California's Self-Generation Incentive Program (“SGIP”), which is described in the following paragraph. In connection with these condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, a history of negative cash flows from operating activities, and significant current debt, including debt in default.

In 2024, the California Public Utilities Commission (CPUC) launched a $280 million statewide initiative called the Self-Generation Incentive Program (“SGIP”) to help California’s low-income utility customers install battery storage and solar panel systems. The Company began participating in SGIP as an installer in 2025. In February 2026, SGIP administrators temporarily paused payments to installers and in May 2026 resumed the payments with a ruling to impose strict cost documentation requirements and review. As a result, the Company experienced a delay in collecting receivables on SGIP installations during the six months ended June 30, 2026. At June 30, 2026, the SGIP account receivable balance was approximately $6.7 million, or 37.2%, of the Company's accounts receivable. In August and September 2026, the Company received a total of approximately $4.9 million related to its June 30, 2026 SGIP accounts receivable balance of $6.7 million.

As of June 30, 2026, the Company’s principal sources of liquidity consisted of approximately $2.2 million of cash and cash equivalents, proceeds from the sale of common stock and cash generated by the Company’s operations. The Company’s liquidity at June 30, 2026 is negatively impacted by the outstanding accounts receivable from Longfellow and SGIP discussed above. The Company believes its current cash balances, collection of a significant portion of the accounts receivable related to Longfellow and SGIP, coupled with anticipated cash generated from operations will be sufficient to meet the Company’s working capital requirements for at least one year from the date of the issuance of the accompanying condensed consolidated financial statements, excluding approximately $20.7 million of debt that is due in the next twelve months which the Company is seeking to have exchanged for five-year convertible notes although the possibility of the Company being delisted from Nasdaq along with its defaults on substantial outstanding convertible notes, may make it more difficult for the Company to satisfy debt by issuing convertible notes. Management is focused on expanding the Company’s business, as well as its customer base to expand its marketing to commercial solar installations in the United States. The Company continues to seek to negotiate an exchange of a large portion of the approximately $6.5 million of the current portion of long-term related party loans for convertible notes that mature in periods beyond one year. The Company cannot predict whether it will be successful in these efforts or whether it will be necessary to change the proposed terms of any such exchanges. During the six months ended June 30, 2026, the Company raised a total of approximately $1.1 million from the sale of common stock at a 25% discount from market. Under the Nasdaq regulations, the Company may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

As a result of the above, there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. The Company cannot give assurance that it will be able to pay or refinance its current debt, including convertible notes in the principal amount of $14.2 million, of which the Company is in default on convertible notes in the aggregate principal amount of $13.7 million, can increase its cash balances or limit its cash consumption, or obtain the exchange of any of its current debt for secured convertible debt and thus maintain sufficient cash balances for its planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. If the Company cannot refinance or pay its current debt obligations, including convertible notes in the principal amount of $14.2 million, on which the Company is in default on convertible notes in the aggregate principal amount of $13.7 million on June 30, 2026 with respect to which the holders have the right to accelerate payment of principal and interest, or if it cannot raise the funding it requires for its business, it may not be able to continue in business. If the Company seeks to generate business for its China operations, and no assurance can be given that it will be successful in such efforts, any revenue and cash flow from the Company’s China operations would be irregular because of the timing of solar projects and the significant funding requirements for its China operations, particularly during periods when there is little or no revenue or cash flow from projects. As of June 30, 2026, the Company did not have any agreements for its China operations and was not in negotiation with respect to any agreement. In the event that the Company is not able to develop business in China, the Company may terminate its China operations.

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

Held to Maturity Debt Investments

Held to maturity debt investments at December 31, 2025 consisted of notes receivables with original maturities of 12 months or less and were accounted for at amortized cost.  The held to maturity debt had been paid as of June 30, 2026.

Restricted Cash

Restricted cash includes cash held to collateralize ACH transactions and outstanding credit card borrowing facilities.

Restricted cash at June 30, 2026 and December 31, 2025 consisted of:

	June 30, 2026	December 31, 2025

Deposit held by a US financial institution as collateral for ACH transactions and business credit cards – U.S.	$280,998	$280,016

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

Accounts Receivable

Accounts receivable are reported at the outstanding principal balance due from customers. In the U.S., accounts receivable substantially include customer billings for large-scale EPC projects, customer billings for residential solar and battery system projects contracted under the SGIP, and for the sales of LED products and services. In the Company’s PRC operations, accounts receivable represents the amounts billed under the contracts with SPIC but uncollected on construction contracts that were completed prior to 2022. Accounts receivable are recorded at net realizable value.

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

Contract Balances

The contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date, primarily for the solar energy system sales. The contract assets are transferred to receivables when the rights become unconditional (i.e., when the permission to operate is issued). For large-scale EPC contracts, contract assets represent costs and estimated earnings in excess of billings on uncompleted contracts. Contract assets are classified as either current or noncurrent. Current contract assets are those expected to be collected within one year of the report date. Noncurrent contract assets are those expected to be collected after one year of the report date.

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

For the Six Months Ended June 30, 2026 and 2025

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

There was no impairment loss on the Company’s property and equipment for the three and six months ended June 30, 2026 and 2025.

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

For the Six Months Ended June 30, 2026 and 2025

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

At June 30, 2026 and December 31, 2025, the Company has three unconsolidated investments in the PRC representing its 30% non-controlling interests in three project companies for which it transferred a 70% interest in 2021 to SPIC, which operates the project companies.

For these investments, the Company does not have the controlling interests and has the contractual ability to exercise significant influence over the operations and the financial decisions of the investees under the respective operating agreements. In each of the investments, the investee also maintains a separate capital account for each of its investors and accordingly, the Company has a separate capital account at each of the investees. Because the Company has the ability to exercise significant influence over the investees, the Company accounts for each of these investments using the equity method of accounting, under which the Company records its proportionate share of the investee’s profit or loss based on the specified profit and loss percentage. Distributions received from equity method investees are accounted for as returns on investment and classified as cash inflows from operating activities, unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the Company. When such an excess occurs, the current year distribution up to this excess would be considered a return of investment and classified as cash inflows from investing activities.

Because the Company’s investments include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any reporting period, the investment is reviewed to determine if the impairment is other than temporary. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company monitors its investments in unconsolidated entities periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2026 and 2025.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

Warranty for EPC Services

For the Company’s former PRC operations, the Company provided construction quality warranty on EPC services generally for one year after completion. The customer typically retains 3-5% of the contract price which will not be paid to the Company until the expiration of the warranty period which is accounted by the Company as retainage receivable. The Company currently provides a reserve for such potential liabilities based on a nominal percentage of project revenues for its PRC operations in the approximate amount of $259,000 and $251,000 as of June 30, 2026 and December 31, 2025, respectively, which is included in accrued expenses and other liabilities. To date the Company has not incurred significant claims on the quality warranty. As a result of the ongoing legal disputes with SPIC (see Note 19. Commitments and Contingencies under Legal Proceedings), the liability is maintained and will be reversed when the legal disputes are settled.

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

For the Six Months Ended June 30, 2026 and 2025

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

The following table presents the fair value and carrying value of the Company’s cash equivalents, loans receivable and borrowings as of June 30, 2026:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Cash equivalents	$2,158,233	$-	$-	$2,158,233
Customer loans receivable	-	-	2,776,351	2,549,034
Liabilities
Secured loans from related parties	-	-	8,095,676	8,500,000
Secured convertible debt	-	-	15,779,685	15,879,217

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

Held to maturity debt investments - Held to maturity debt investments consist of short-term note receivables with maturities of 12 months or less. Accordingly, their carrying values approximate their fair value. At June 30, 2026, all held to maturity debt instruments had been paid.

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

Revenue Recognition

The Company recognizes revenue from EPC contracts in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

Revenue from Large-scale EPC Contracts

The Company’s EPC contracts generally require the Company to provide a combination of engineering, design, procurement, equipment supply, construction, installation, testing, start-up and commissioning services that are highly interrelated and collectively comprise a single integrated output. For the Longfellow Contract, the Company is responsible for the turnkey design, engineering, procurement, installation, construction, testing, start-up and commissioning of a fully integrated battery energy storage system and related substation. These activities are highly interdependent and are performed to produce a single integrated BESS for the customer. Accordingly, because the promised goods and services are not separately identifiable within the context of the Longfellow Contract, the Company has determined that the EPC services represent a single performance obligation.

The Company recognizes revenue over time when the criteria for over-time recognition under ASC 606 are met. For the Longfellow Contract, the Company has determined that its performance obligation is satisfied over time because the Company’s performance creates or enhances an asset that is controlled by the customer as the asset is constructed and/or the Company does not create an asset with an alternative use and has an enforceable right to payment for performance completed to date.

Revenue recognized over time is measured using an input method based on the ratio of costs incurred to date to the Company’s estimate of total costs required to satisfy the performance obligation. The Company believes that the cost-to-cost method faithfully depicts the transfer of control of the BESS to the customer because the Company's engineering, procurement, equipment, construction, installation and commissioning activities are performed continuously and the costs incurred are generally representative of the Company's progress toward satisfying the performance obligation.

Under the cost-to-cost method, revenue recognized through a reporting date is generally determined by multiplying the contract transaction price by the ratio of cumulative costs, excluding the cost of inventory, incurred to date to total estimated costs, excluding the cost of inventory, at completion, subject to adjustments for changes in transaction price and other applicable provisions of ASC 606. Costs included in the measure of progress generally include labor, subcontractor costs and other costs directly attributable to satisfying the performance obligation. For inventory, the Company recognizes revenue equal to the cost of the inventory delivered to the job site but not yet installed.

Based on the current progress of the Longfellow EPC project which comprises substantially of uninstalled materials which were delivered but not yet installed, the Company recognizes revenue, but not gross profit, on uninstalled materials on Longfellow EPC project. The revenue and cost of revenue on uninstalled materials are recognized when the control is transferred.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

The contractual payment milestones are not, in themselves, used as the measure of progress for revenue recognition. Under the Longfellow Contract, invoices are generally triggered upon achievement of specified progress milestones; therefore, amounts billed may differ from revenue recognized based on the Company's measure of progress. Amounts recognized as revenue in excess of amounts billed are recorded as contract assets, while amounts billed in excess of revenue recognized are recorded as contract liabilities, as applicable. The Agreement requires payment upon achievement of specified Progress Milestones and provides for additional payments following Final Completion.

The Company updates its estimates of total contract revenue, total costs to complete and expected contract profitability throughout the performance period. Changes in estimates are reflected in the period in which the estimates are revised. When a change in estimate affects progress toward completion, the cumulative effect of the change is recognized as a cumulative catch-up adjustment to revenue in the period of the change.

If estimates indicate that the total costs expected to be incurred on an unsatisfied performance obligation will exceed the related transaction price, the Company recognizes the estimated loss in full in the period in which the loss becomes probable and reasonably estimable.

The Company also evaluates contract modifications, claims, change orders, liquidated damages, performance incentives and other forms of variable consideration to determine whether they should be included in the transaction price and, if so, when inclusion is appropriate under ASC 606.

Certain of the Company’s EPC contracts contain payment terms that result in a significant financing component when consideration is deferred beyond the period in which the related performance obligations are substantially satisfied. The Longfellow Contract provides for payment of the remaining unpaid portion of the contract price in installments following the Company's billing of Longfellow on the first, second and third anniversaries of commercial operation. Accordingly, the Company determined that the Agreement contains a significant financing component and adjusts the transaction price to reflect the effects of financing in accordance with ASC 606. The portion of the contractual consideration attributable to financing is excluded from revenue and is recognized separately as interest income over the financing period using the effective interest method. In determining the financing component, the Company considers the timing and amount of payments relative to the transfer of goods and services, prevailing market interest rates and other relevant factors, and reassesses the estimate as appropriate based on changes in the expected timing of performance and payment.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

For the Six Months Ended June 30, 2026 and 2025

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

Loan Interest Income

In the past, the Company provided installment financing to qualified customers in the U.S. to purchase residential or commercial photovoltaic systems, energy storage systems, as well as LED products and services, and some of these loans remain outstanding. The Company has not entered into new loans since 2022, and its revenues are from financing related to its existing loan portfolio. Customer loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by an allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the interest method. The interest method is applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Interest on loans generally continues to accrue until the loans are charged off. Premiums and discounts are recognized as yield adjustments over the term of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is not to hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value. There were no loans held-for-sale at June 30, 2026 and December 31, 2025.

Advertising Costs

The Company charges advertising and marketing costs related to radio, internet and print advertising to operations as incurred. Advertising and marketing costs for the three months ended June 30, 2026 and 2025 were approximately $50,000 and $71,000, respectively. Advertising costs for the six months ended June 30, 2026 and 2025 were approximately $92,000 and $150,000, respectively.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. For the six months ended June 30, 2026 and 2025, the Company did not incur any related interest and penalties.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. As of June 30, 2026 and December 31, 2025, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement – Reporting Comprehensive Income (“ASC 220”). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of June 30, 2026 and December 31, 2025 is the currency translation adjustment.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2026 and 2025 because the effect would be antidilutive.

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

In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity (deficit) as part of accumulated other comprehensive income (loss). Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Income (loss) on those foreign currency transactions of approximately $35,000 and $134,000 for the three months ended June 30, 2026 and 2025, respectively, are included in other income (expense), net for the period in which exchange rates change. Income (loss) on those foreign currency transactions of approximately $113,000 and $192,000 for the six months ended June 30, 2026 and 2025, respectively, are included in other income (expense), net for the period in which exchange rates change.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that since January 1, 2024, it has one operating segment which is the operations in the United States. Prior to January 1, 2024, the Company considered its operation in China a reporting segment. However, because the operation in China has had no significant revenues since 2022, the Company no longer considers its operations in China to be either a reporting segment or an operating segment.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

3. Disaggregation of Revenue

The following table summarizes the Company’s revenue by product line for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Solar energy and battery storage systems
Large-scale EPC contracts	$809,154	$-	$6,009,606	$-
Sales on non-installment basis	5,637,986	5,453,069	12,848,350	8,510,959
Third-party leasing arrangements	1,611,482	418,621	2,478,285	3,139,403
Solar lease revenues	15,073	15,273	28,545	30,945
Solar power purchase agreement revenues	8,032	3,958	10,873	5,992
Total solar energy and battery storage systems	8,081,727	5,890,921	21,375,659	11,687,299
LED projects	2,125,371	911,092	3,608,317	1,970,277
Financing revenue	36,514	80,991	90,253	152,897
Total revenues	$10,243,612	$6,883,004	$25,074,229	$13,810,473

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

4. Cash, Cash Equivalents and Restricted Cash

As of June 30, 2026 and December 31, 2025, insured and uninsured cash including the balance classified as restricted cash were as follows:

	June 30, 2026	December 31, 2025

U.S.
Insured cash	$403,613	$909,229
Uninsured cash	301,787	1,898,809
	705,400	2,808,038
China
Insured cash	233,420	309,048
Uninsured cash	1,500,411	5,129,727
	1,733,831	5,438,775
Total cash and cash equivalents and restricted cash	2,439,231	8,246,813
Less: Cash and cash equivalents	2,158,233	7,966,797
Restricted cash	$280,998	$280,016

5. Accounts Receivable, Net

The activity of the allowance for credit losses for accounts receivable for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025

Balance – beginning of period	$30,499	$40,826
Provision for credit losses	16,611	15,743
Balance – end of period	$47,110	$56,569

At June 30, 2026, based on its qualitative and quantitative analysis of Longfellow and its members, the Company determined that credit loss exposure is insignificant and did not provide for an allowance for credit losses related to the $9.4 million accounts receivable from Longfellow.

At June 30, 2026, the Company did not provide for an allowance for credit losses related to the $6.7 million accounts receivable related to the SGIP installations, as a result of the circumstances described under "Liquidity and Going Concern" in Note 2. In August and September 2026, the Company received a total of approximately $4.9 million related to its June 30, 2026 SGIP accounts receivable balance of $6.7 million. The Company believes the issues related to the delayed payments have been substantially resolved.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

6. Held to maturity debt investments

In March 2024, the Company made an investment of RMB 5.0 million (approximately $688,000) in a 5% promissory note due June 25, 2024 issued by Qingdao Xiaohuangbei Technology Co., Ltd., an unrelated party based in PRC. The maturity date of the note has been extended on two occasions at the request of the maker to December 31, 2025. In February 2026, the outstanding balance of RMB 3,655,525 (approximately $522,000) was paid.

7. Receivable from SPIC, Net

The Company had previously initiated arbitration proceedings against SPIC, related to the receivable balances of several photovoltaic EPC projects that the Company completed in 2020 and 2021. In April 2025, the arbitration tribunal issued awards in favor of the Company and subsequently the Company collected approximately RMB 42.5 million ($6.0 million) of the receivable balance. At December 31, 2025 and June 30, 2026, the unpaid receivable balance was RMB 7.0 million ($1.0 million) and no additional payments were received since. Accordingly, the Company initiated another enforcement proceeding to collect the balance of the arbitration awards. In connection with the enforcement actions, the court has frozen certain bank accounts and real estate assets of the related SPIC subsidiaries and has issued enforcement notices requiring a power supply bureau that owed money to SPIC to withhold electricity sales proceeds generated by the photovoltaic power plants. As of June 30, 2026, no cash recoveries had been received. Based on discussions with legal counsel and the enforcement court, management expects that collections will occur through the withholding of electricity revenues generated by the projects. While management believes recovery is probable, the timing and amount of collections remain subject to enforcement procedures and operating performance of the power plants. The Company continues to monitor the status of the enforcement proceedings and will update its assessment of collectability as additional information becomes available. See additional discussion under Note 19. Commitments and Contingencies under Legal Proceedings.

8. Large-scale EPC Contracts

On July 31, 2025, SREP, entered into the Longfellow Contract for an industrial project to develop a BESS facility. Based on the initial terms of the contract, the contract is expected to generate revenues of approximately $120.1 million and financing income of $7.2 million related to milestone payments that extend beyond the project completion date. Longfellow will own and operate the facility, which will be located in Pecos County, Texas and is expected to have a storage capacity of 430 megawatt-hours. Due to a change order being discussed but still not approved, the BESS facility is expected to be completed by March 2028. One of Longfellow’s members is a stockholder of the Company with 2.3% interest at December 31, 2025 and June 30, 2026. The member acquired its interest in the Company as part of the Company’s private placement in 2025 on the same terms as other investors, which was at a 25% discount from the market price at the date of the purchase agreement.

The Company has committed to make a $5.0 million contribution to capital in Longfellow for an 8% equity interest. This capital contribution was due the earlier of December 31, 2025 or when the board of managers determines such contributions are necessary to meet Longfellow’s obligations under the Longfellow Contract for which the Company is the EPC contractor (see Note 8). At December 31, 2025, June 30, 2026 and on the date of the issuance of these financial statements, the Company has not made such contribution and has not recorded the investment. The Company has obtained the consent from Longfellow for the Company to defer its capital commitment to a later date, which has not been determined. The Company’s chief executive officer, who is representing the Company, is one of the five members of Longfellow’s board of managers, which collectively manages the affairs of Longfellow.

The Longfellow Contract is a fixed-price contract consisting of battery inventories of $75.3 million and non-inventory services of $52.0 million. During the three and six months ended June 30, 2026, battery inventories of $828,000 and $5.8 million, respectively, were procured and delivered to the customer’s premises but have not been installed, resulting in revenues related to battery inventories being reported at the Company’s cost. Additionally, the Company completed engineering and pre-construction services under the contract totaling $159,000, which is included in cost of revenue for the six months ended June 30, 2026, representing 0.5% of the estimated services. During the three months ended June 30, 2026, the Company recorded revenues of $809,000 and cost of revenues of $756,000, and during the six months ended June 30, 2026, the Company recorded revenues of $6.0 million and cost of revenues of $6.0 million. Since project inception through June 30, 2026, the Company recorded revenues of $66.2 million and cost of revenues of $65.8 million. As of June 30, 2026, accounts receivable from Longfellow were $9.4 million, contract asset, current was $15.0 million, and contract asset, noncurrent was $36.9 million. As of June 30, 2026, approximately $61.1 million of contractual value remained under the Longfellow Contract. The remaining contractual value represents future consideration expected to be received for performance of the remaining performance obligation under the Longfellow Contract.

On December 31, 2025, the Company entered into three EPC contracts for large-scale BESS systems, two in Puerto Rico and one in Corpus Christi, Texas. Pursuant to an EPC contract with Naguabo BESS, LLC, a Texas limited liability company (“Naguabo”), the Company will develop a BESS facility in Ceiba Municipality, Puerto Rico. The contract value is approximately $122.3 million. Naguabo will own and operate the facility, which is expected to have a storage capacity of 320 megawatt-hours. The Company is to have a 9% membership interest in Naguabo. Pursuant to an EPC contract with Yabucoa BESS, LLC, a Texas limited liability company (“Yabucoa”), the Company will develop a BESS facility in Humacao Municipality, Puerto Rico. The contract value is approximately $35.9 million. Yabucoa will own and operate the facility, which is expected to have a storage capacity of 80 megawatt-hours. The Company will have a 9% membership interest in Yabucoa. Pursuant to an EPC contract with Navboot Holdco, LLC, a Delaware limited liability company (“Navboot”), the Company will develop a BESS facility in Corpus Christi, Texas. The contract value is approximately $258.1 million. Navboot will own and operate the facility, which is expected to have a storage capacity of 600 megawatt-hours. As of June 30, 2026, the Company has not started work on these three projects and certain agreements affecting the three customers which are necessary to be completed before the Company can commence work on the projects have not been completed.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

9. Customer Loans Receivable

Prior to 2023, the Company provided financing to qualified customers to purchase residential or commercial photovoltaic systems, as well as other products the Company offered in the U.S. Depending on the credit rating of customers, the interest rate generally ranges from 0.00% to 10.99% per annum with financing terms ranging from one to fifteen years. At June 30, 2026 and December 31, 2025, the percentage of the Company’s loan portfolio with a 0% interest rate is 0.2% and 0.4%, respectively.

The customer gives the Company a security interest in the photovoltaic systems and other products financed.

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at June 30, 2026:

					June 30, 2026
	2023	2022	2021	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$-	$2,374,047	$2,374,047	88.7%
Near-prime - FICO score 620 to 679	-	-	-	250,685	250,685	9.3%
Sub-prime - FICO score less than 620	-	-	-	52,955	52,955	2.0%
Business entity — FICO not available	-	-	-	-	-	-%
Total Customer Loan Receivables, gross	$-	$-	$-	$2,677,687	$2,677,687	100.0%

The following tables summarize the Company’s customer loan receivables by credit rating, determined at origination, for each vintage of the customer loan receivable portfolio at December 31, 2025:

				December 31, 2025
	2022	2021	Prior	Total	%
Prime - FICO score 680 and greater	$-	$-	$2,950,941	$2,950,941	88.5%
Near-prime - FICO score 620 to 679	122	-	251,723	251,845	7.5%
Sub-prime - FICO score less than 620	-	-	124,373	124,373	3.7%
Business entity — FICO not available	-	10,303	-	10,303	0.3%
Total Customer Loan Receivables, gross	$122	$10,303	$3,327,037	$3,337,462	100.0%

Customer loans receivable consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Customer loans receivable, gross	$2,677,687	$3,337,462
Allowance for loan losses	(128,653)	(206,479)
Customer loans receivable, net	2,549,034	3,130,983
Less: Current portion	779,497	874,617
Non-current portion	$1,769,537	$2,256,366

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

Principal maturities of the customer loans receivable at June 30, 2026 are summarized as follows:

For the year ending December 31,	Amount
2026 (remainder of)	$394,017
2027	753,804
2028	607,474
2029	427,803
2030	264,724
Thereafter	229,865
Total customer loans receivable	$2,677,687

The Company is exposed to credit risk on the customer loans receivable. Credit risk is the risk of loss arising from the failure of customers to meet the terms of their contracts with the Company or otherwise fail to perform as agreed.

The activity in the allowance for loan losses for customer loans receivable for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025

Balance – beginning of period	$206,479	$280,082
Provision (recovery) for loan losses	(92,866)	(54,261)
Adjustments	15,040	7,487
Balance – end of period	$128,653	$233,308

Total interest income on the customer loans receivable included in revenues was approximately $32,000 and $80,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $85,000 and $151,000 for the six months ended June 30, 2026 and 2025, respectively.

10. Inventories, Net

The activity in the reserve for excess and obsolete inventories for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025

Balance – beginning of period	$715,998	$642,297
Provision for excess and obsolete inventories	-	3,500
Balance – end of period	$715,998	$645,797

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

Inventories consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Solar panels, inverters, battery storage and components	$1,409,754	$1,753,458
LED lights	923,513	1,024,098
Total inventories, gross	2,333,267	2,777,556
Less: reserve for excess and obsolete inventories	(715,998)	(715,998)
Total inventories, net	$1,617,269	$2,061,558

11. Other Receivables and Current Assets, Net

Other receivables and current assets, net consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Receivable from seller (Uonone Group - Note 17)	$441,703	$428,885
Prepaid expenses and other current assets	651,264	949,803
Other receivable	1,030,304	-
Advances to suppliers	1,618,159	281,439
Accrued interest on held to maturity debt investment	-	18,971
Accrued interest on customer loans receivable	3,793	21,117
Total other receivables and current assets	$3,745,223	$1,700,215

At June 30, 2026 and December 31, 2025 advances to suppliers include advances for material costs related to the Longfellow project of approximately $1.0 million and $281,000, respectively. The amount also includes an advance to suppliers of $602,402 related to the new transformer sale agreement that the Company entered into in June 2026 with another Longfellow entity, Longfellow Solar I LLC.

 Other receivable at June 30, 2026 relates to amounts the Company advanced to one of its suppliers in RMB during the three months ended June 30, 2026, for which the supplier will repay the Company in U.S. dollars. The advances are short-term in nature and typically collected in 180 days. The supplier has made $410,000 in payments subsequent to June 30, 2026. Based on the short-term nature of the advances and the history of payments made by the supplier, the Company believes that an allowance for credit losses at June 30, 2026 is not required.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

12. Property and Equipment, Net

Components of property and equipment, net are as follows:

	June 30, 2026	December 31, 2025

Automobiles	$730,677	$727,756
Furniture and equipment	1,385,186	1,381,185
Solar systems leased to customers	1,261,703	1,261,703
Leasehold improvements	2,300,011	2,294,833
Total property and equipment, gross	5,677,577	5,665,477
Less: accumulated depreciation and amortization	(5,563,228)	(5,526,587)
Total property and equipment, net	$114,349	$138,890

Depreciation expense for the three months ended June 30, 2026 and 2025 were approximately $12,000 and $17,000, respectively, and for the six months ended June 30, 2026 and 2025, were approximately $25,000 and $36,000, respectively.

13. Investments in Unconsolidated Companies

At June 30, 2026 and December 31, 2025, the Company has a 30% non-controlling interest in three PRC companies. These PRC companies were project subsidiaries previously owned by the Company that previously performed EPC services for three projects pursuant to agreement with SPIC. The project subsidiaries are the entities that hold the ownership and operate the solar farms. When the projects were completed in 2020, the customer, SPIC, purchased a 70% equity interest in these project subsidiaries. The Company accounts for its 30% equity interest using the equity method. Activity in the Company’s 30% non-controlling investments in these entities for the six months ended June 30, 2026 and 2025 is reflected in the following tables:

Investee	Investment Balance at December 31, 2025	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at June 30, 2026
Yilong #2	$4,612,189	$(239,436)	$135,260	$4,508,013
Xingren	2,201,835	16,587	65,990	2,284,412
Ancha	3,900,787	(58,898)	115,950	3,957,839
Total	$10,714,811	$(281,747)	$317,200	$10,750,264

Investee	Investment Balance at December 31, 2024	Share of Investee’s Net Income (Loss)	Effect of Exchange Rate	Investment Balance at June 30, 2025
Yilong #2	$4,345,909	$53,167	$79,866	$4,478,942
Xingren	2,070,551	28,094	38,084	2,136,729
Ancha	3,604,428	48,485	66,292	3,719,205
Total	$10,020,888	$129,746	$184,242	$10,334,876

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

The following tables present the summary of the unaudited combined financial statements of the three solar project companies in which the Company has a 30% equity interest as of June 30, 2026 and December 31, 2025, and for the six months ended June 30, 2026 and 2025:

	June 30, 2026	December 31, 2025

Current assets	$20,451,897	$18,213,527
Non-current assets	70,113,421	73,173,887
Total assets	$90,565,318	$91,387,414

Current liabilities	$3,186,776	$1,727,555
Noncurrent liabilities	51,285,786	53,339,576
Members’ capital	36,092,756	36,320,283
Total liabilities and members’ capital	$90,565,318	$91,387,414

	Six Months Ended June 30,
	2026	2025

Revenue	$2,877,067	$4,004,050
Gross profit (loss)	$(55,030)	$1,605,279
Net income (loss)	$(939,158)	$432,488

Revenue of these project companies is generated from the power purchase agreements with the PRC utility companies as well as government subsidies.

On April 29, 2025, Longfellow was formed as a Texas limited liability company and commenced its business on the same date. Longfellow is a special purpose company created to own and operate a new battery storage system located in Pecos County, Texas. Pursuant to the LLC agreement, the Company owns an 8% interest percentage and was to make a contribution of $5.0 million the earlier of December 31, 2025 or when the board of managers determines such contributions are necessary to meet Longfellow’s obligations under the Longfellow Contract pursuant to which the Company is the EPC contractor (see Note 8). Longfellow’s business is managed by the board of managers comprising of five managers, one of whom is the Company’s chief executive officer who is representing the Company on the board of managers. The Company’s interest in Longfellow is effective in June 2025, even though its capital contribution was not due until December 31, 2025 pursuant to the LLC agreement. At June 30, 2026 and December 31, 2025, the Company had not paid its $5.0 million capital contribution and accordingly, has not recorded its $5.0 million investment. The Company has the consent from Longfellow to defer the date of the Company’s capital contribution to a later date, which has not been determined.

The Company has determined that Longfellow is a variable interest entity (“VIE”) in which the Company has an 8% equity interest. Additionally, the Company has an EPC contract with Longfellow which contains a $42.0 million payment milestone pursuant to a tax equity transaction and a deferred payment of $17.0 million annually over three years after the completion of the EPC project which is to be paid from the project’s operational revenues. The amounts of the tax equity transaction and the deferred payments are uncertain and therefore represent variable interest assumed by the Company.

Although Longfellow is a VIE, the Company has determined that it is not the primary beneficiary of Longfellow because it does not have both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Accordingly, the Company does not consolidate Longfellow in its consolidated financial statements.

The carrying amount of the Company’s equity interest in Longfellow was zero as of June 30, 2026. As of June 30, 2026, the Company had accounts receivable of $9.4 million and total current and noncurrent contract assets of $51.9 million related to the Longfellow Contract. The Company also had prepaid inventory of $285,000 related to the Longfellow Contract, primarily representing amounts billed by suppliers.

The Company’s maximum exposure to loss related to its involvement with Longfellow was approximately $61.6 million as of June 30, 2026. The maximum exposure to loss consists primarily of accounts receivable of $9.4 million, total current and noncurrent contract assets of $51.9 million and prepaid inventory of $285,000. The Company’s 8% equity interest had a carrying amount of zero as of June 30, 2026. The Company’s maximum exposure to loss does not reflect the probability of loss or the likelihood that the Company will be required to fund such amounts.

As of June 30, 2026, approximately $61.1 million of contractual value remained under the Longfellow Contract. The remaining contractual value represents future consideration expected to be received for performance of the remaining performance obligation under the Longfellow Contract and is not included in the Company’s maximum exposure to loss.

The following table presents the carrying amounts of the Company’s assets related to Longfellow and the Company’s maximum exposure to loss:

Carrying value at June 30, 2026

Assets
Accounts receivable	$9,431,157
Contract assets	51,850,757
Prepaid inventory	284,595
Total assets related to Longfellow	$61,566,509

Maximum exposure to loss	$61,566,509

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

14. Financing Arrangements

As of June 30, 2026 and December 31, 2025, the Company had the following borrowings:

	June 30, 2026	December 31, 2025

Secured convertible notes payable at 4.0% per annum, due various dates through April 2031	$16,050,000	$15,150,000
EB-5 loans - see details below	8,500,000	10,500,000
Total	24,550,000	25,650,000
Less: debt discount and debt issuance costs	(170,783)	(160,118)
Current portion	(20,650,000)	(20,150,000)
Noncurrent portion	$3,729,217	$5,339,882

Related party EB-5 financings

The Company’s borrowings under the EB-5 program from related parties consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Loan from Clean Energy Funding, LP	$2,000,000	$3,500,000
Loan from Clean Energy Funding II, LP	6,500,000	7,000,000
Total	8,500,000	10,500,000
Less: current portion	(6,500,000)	(5,500,000)
Noncurrent portion	$2,000,000	$5,000,000

On January 3, 2012, Clean Energy Fund, LP (“CEF”) entered into a secured loan agreement with SREP, a wholly owned subsidiary of the Company. Under the secured loan agreement, CEF agreed to make loans to SREP in an amount not to exceed $45.0 million, to be used to finance the installment purchases for customers of the solar energy systems. A total of $45.0 million was lent. The loan accrues interest at 3% per annum, payable quarterly in arrears. Each advanced principal amount is due and payable 48 months from the advance date or the U.S. Immigration Form I-829 approval date of the CEF limited partner who made the investment in CEF, if later. The I-829 petition includes evidence that the immigrant investors successfully met all U.S. Citizenship and Immigration Services requirements of the EB‑5 program. As of June 30, 2026 and December 31, 2025, the principal loan balance was $2.0 million and $3.5 million, respectively.

On August 26, 2014, Clean Energy Funding II, LP (“CEF II”) entered into a secured loan agreement with LED, a wholly-owned subsidiary of the Company, for up to $13.0 million. A total of $10.5 million was lent. The proceeds of the loan were used by LED for its operations. The loan accrues interest at fixed interest rate of 3.0% per annum, payable quarterly in arrears. Each advance of principal is due and payable in 48 months or the U.S. Immigration Form I-829 approval date of the CEF II limited partner who made the investment in CEF II, if longer. As of June 30, 2026 and December 31, 2025, the principal loan balance was $6.5 million and $7.0 million, respectively.

The general partner of CEF and CEF II is Inland Empire Renewable Energy Regional Center (“IERE”). The principal owners and managers of IERE consist of the Company’s chief executive officer and its former executive vice president, who is a 5% stockholder.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

Convertible Notes

The Company has issued 4% secured subordinated convertible notes to former limited partners of CEF and CEF II, pursuant to exchange agreements with the limited partners. The limited partners accepted the notes in lieu of cash payments of their capital contribution to CEF or CEF II, which resulted in a reduction of SREP’s and LED’s notes to CEF and CEF II, respectively, in the same amount, reducing the outstanding EB-5 loan balance. Payment of the notes is secured by a security interest in SREP’s and LED’s accounts and inventory. The convertible notes are payable in five equal installments on the first, second, third, fourth and fifth anniversaries of the date of issuance. The convertible notes made prior to, or on or about the date of, the Company’s initial public offering are convertible into common stock at a conversion price of $38.40, which is 80% of the $48.00 public stock price of the Company’s common stock. The convertible notes made after the Company’s initial public offering are convertible into common stock at a conversion price equal to 80% of the average closing price of the Company’s common stock for the ten trading days preceding the date of the exchange agreement with the limited partner, which ranged from $6.06 per share to $108.84 per share. The convertible notes may be converted into common stock at the first, second, third, fourth and fifth anniversaries of the date of issuance.

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

During the three months ended June 30, 2026, the Company recognized a gain on debt of extinguishment in the amount of approximately $13,000, relating to the issuance of a convertible note in the principal amount of $500,000 to a former limited partner of CEF I in exchange for a $500,000 reduction of the note from CEF I. During the three months ended June 30, 2025 as there were no issuances of convertible notes in exchange for a reduction of the note from CEF I or II.

During six months ended June 30, 2026, the Company recognized a gain on debt of extinguishment in the amount of approximately $54,000, relating to the issuance of convertible notes in the principal amount of $2.0 million to former limited partners of CEF I and II in exchange for a $2.0 million reduction of the notes from CEF I and II. During the six months ended June 30, 2025 there was no issuance of convertible notes in exchange for a reduction of the note from CEF I or II.

Event of Default on Convertible Notes

From April 2023 through June 30, 2026, the Company did not pay certain annual principal installment payments and related quarterly interest payments which is an event of default on convertible notes. As of June 30, 2026 and December 31, 2025, the aggregate principal amount of the notes in default was $13.7 million and $14.3 million, respectively. The default provisions of the notes provide that if an event of default occurs the outstanding principal amount of the note, plus accrued but unpaid interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the noteholder’s election, immediately due and payable in cash, and, commencing five days after occurrence of any event of default that results in the eventual acceleration of the note, the interest rate on the note shall accrue at an interest rate of 12% per annum. Further, if an event of default occurs, the noteholders, together, have rights to foreclose on the collateral securing the notes.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

The Company accrued interest at the rate of 4% per annum since no noteholder has taken action to accelerate payment of principal and interest. Since the Company has accrued interest at 4% per annum on the outstanding notes, in the aggregate principal amount of $13.7 million, with respect to which there is an event of default but with respect to which the noteholders did not demand acceleration. Such accrued interest was approximately $350,387 at June 30, 2026. In the event that the holders of all of these notes demand acceleration, the amount of accrued interest on those at 12% would be approximately $2.2 million at June 30, 2026. The difference between the interest at 12% and the accrued interest at 4% as of June 30, 2026, together with any additional interest due subsequent to June 30, 2026 is a contingent liability of the Company. If any noteholders exercise their right to accelerate, the accrued interest at the default rate of 12% will be reflected as an interest expense in the period the note is accelerated.

Interest Expense

For the three months ended June 30, 2026 and 2025, interest expense incurred on the long-term EB‑5 related party loans was approximately $64,000 and $82,000, respectively. For the six months ended June 30, 2026 and 2025, interest expense incurred on the long-term EB‑5 related party loans was approximately $134,000 and $164,000, respectively.

Total interest expense incurred (including interest on long-term related party EB-5 loans) was approximately $249,000 and $363,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $547,000 and $732,000 for the six months ended June 30, 2026 and 2025, respectively. The weighted average interest rate on loans outstanding was 3.8% and 4.0% as of June 30, 2026 and December 31, 2025.

Principal stated maturities for the financing arrangements as of June 30, 2026 are as follows:

For the year ending December 31,	EB-5 Loans - Related Party	Convertible Notes *	Total
2026 (remainder of)	$3,500,000	$13,750,000	$17,250,000
2027	3,000,000	500,000	3,500,000
2028	2,000,000	500,000	2,500,000
2029	-	500,000	500,000
2030	-	500,000	500,000
2031	-	300,000	300,000
Total	$8,500,000	$16,050,000	$24,550,000

*The principal amount of the convertible notes that are in default are treated as current liabilities, due in 2026.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

15. Accrued Expenses and Other Payables

Accrued expenses and other payables consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Customer deposits	$4,632,460	$3,020,272
Accrued operating and project payables	1,693,758	2,086,146
China legal judgment	4,310,260	-
Payable to Uonone (See Note 17)	2,655,859	2,578,783
Accrued compensation expenses	2,532,211	3,270,154
Retainage payable to vendors	582,601	580,750
China preacquisition liability	1,579,737	1,533,891
Accrued warranty expense	558,677	551,170
VAT taxes payable	384,103	298,598
Income taxes payable	236,093	348,518
Refundable vendor bid deposits	14,723	14,296
Total accrued expenses and other payables	$19,180,482	$14,282,578

Accrued Compensation

Accrued compensation includes compensation to the Company’s chief executive officer in connection with his $1.8 million of accrued but unpaid compensation pursuant to his employment agreement, which included $675,000 of accrued compensation related to the previously cancelled restricted stock grant for which the amount was paid during the six months ended June 30, 2026.

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

China Preacquisition Liability

China preacquisition liability relates to liabilities incurred by the Company's PRC subsidiary prior to the Company’s business combination transaction completed in April 2015, which were related to EPC projects completed prior to the business combination. The Company assumed these contingent obligations in connection with the acquisition. To date, the Company has not received any claims related to these liabilities. See Note 17.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

China Legal Judgment

As a result of the legal proceeding that began in February 2026 and the court judgments received in June and August 2026, the Company's China subsidiary is responsible for additional farmland occupation taxes on four photovoltaic projects that were completed in 2020 and 2021 totaling RMB 29,274,811 (approximately $4.3 million). Such taxes were paid by SPIC and the Company expects to offset this amount with future recovery from SPIC on the project receivable and equity buyout, when it occurs (see legal proceedings and loss contingency in Note 19).

Accrued Warranty Liability

The activity of the warranty liability (included in other liabilities) for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025

Balance – beginning of period	$2,367,120	$2,146,522
Provision for warranty liability	252,009	106,492
Expenditures and adjustments	(299,205)	(180,491)
Effect of exchange rate	7,507	4,390
Balance – end of period	2,327,431	2,076,913
Less: current portion (accrued expenses and other payables)	(558,677)	(545,146)
Non-current portion (other liabilities)	$1,768,754	$1,531,767

16. Concentrations

Concentration Risks

Major Customers

For the three months ended June 30, 2026 and 2025, there were no customers that accounted for 10% or more of the Company’s revenues or accounts receivable.

For the six months ended June 30, 2026 one customer, Longfellow, accounted for $6.0 million, or 24.0%, of the revenues, $9.4 million, or 52.5%, of accounts receivable, and $51.9 million, or 94.7% of total current and noncurrent contract assets (see Note 8). For the six months ended June 30, 2025, there were no customers that accounted for 10% or more of the Company’s revenues or accounts receivable.

Major Suppliers

During the three months ended June 30, 2026, Supplier A accounted for purchases of $828,000, or 18.1%, of the Company’s purchases, and $56.4 million, or 89%, of total current and noncurrent accounts payable at June 30, 2026. Supplier A is the supplier for materials required for the Longfellow EPC project. During the three months ended June 30, 2026, Supplier B accounted for purchases of $2.4 million, or 54.0%, of purchases, and $2.5 million, or 3.9%, of accounts payable at June 30, 2026.

During the six months ended June 30, 2026, Supplier A accounted for purchases of $5.8 million, or 38.1%, of the Company’s purchases, and $56.4 million, or 89%, of total current and noncurrent accounts payable at June 30, 2026. Supplier A is the supplier for materials required for the Longfellow EPC project. During the six months ended June 30, 2026, Supplier B accounted for purchases of $4.8 million, or 31.9%, of purchases, and $2.5 million, or 3.9%, of accounts payable at June 30, 2026.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

During the three months ended June 30, 2025, Supplier B accounted for purchases of $1.9 million, or 53.0%, of purchases, and $1.8 million, or 45.8%, of accounts payable at June 30, 2025, and Supplier C accounted for purchases of $1.2 million, or 33.0%, of purchases. The Company did not have an accounts payable balance owed to Supplier C at June 30, 2025.

During the six months ended June 30, 2025, Supplier B accounted for purchases of $4.2 million, or 23.0%, of purchases, and $1.8 million, or 45.8%, of accounts payable at June 30, 2025.

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

As of December 31, 2021, Uonone Group had repaid all the amounts agreed to under the debt settlement agreement except for the RMB 3.0 million contingent receivable from Uonone Group discussed above. Uonone Group’s obligation on the contingent receivable does not arise until and unless the Company becomes obligated to pay the contingent liability. At June 30, 2026 and December 31, 2025, the Company had no payment obligations with respect to the assumed contingent liability and accordingly, Uonone Group had no obligation to the Company with respect to the contingent receivable.

Under the debt settlement agreement, any legal settlement proceeds, less fees and expenses, received by the subsidiary related to the projects completed prior to the April 2015 acquisition of the subsidiary would be repaid to the Uonone Group. During the year ended December 31, 2025 and the six months ended June 30, 2026, the Company did not receive any additional legal settlement proceeds, nor did the Company make any payments to Uonone.

At both June 30, 2026 and December 31, 2025, the amount payable to Uonone, was approximately RMB 18.0 million ($2.7 million) (see Note 15).

18. Related Party Transactions

See Note 14 for related party financing arrangements and Note 8 for investment in a large-scale EPC customer.

19. Commitments and Contingencies

Purchase Commitment

In June 2026, the Company entered into an amended purchase agreement with D Volt Co., a Texas corporation to purchase equipment and services for approximately $5.3 million. At the execution of the agreement, the Company paid the initial deposit payment of $602,402 which was recorded in vendor advances. The agreement requires milestone payments through manufacturing, testing, shipment, and commissioning. Title and risk of loss transfer upon delivery to the Company’s designated carrier in Shanghai, China.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

As a result of the lease modifications, the Company recorded the following adjustments during the six months ended June 30, 2026:

Increase in operating lease ROU assets	$10,425,412
Increase in operating lease liabilities	$10,425,412

The discount rate applied to the modified lease was 8%.

Future minimum lease commitments for offices, warehouse facilities and equipment as of June 30, 2026, are as follows:

For the year ending December 31,	Total
2026 (remainder of)	$969,528
2027	1,857,448
2028	2,031,884
2029	2,081,136
2030	2,141,965
Thereafter	6,648,863
Total	$15,730,824

Rent expense for offices, warehouse facilities and equipment for the three months ended June 30, 2026 and 2025 was approximately $501,000 and $434,000, respectively, and for the six months ended June 30, 2026 and 2025, was approximately $1.0 million and $867,000, respectively. These amounts include short-term leases and variable lease costs, which are immaterial.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

As of June 30, 2026, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

For the year ending December 31,	Total
2026 (remainder of)	$962,991
2027	1,841,107
2028	2,022,079
2029	2,081,136
2030	2,141,965
Thereafter	6,648,863
Total minimum lease payments	15,698,141
Less: Interest	(4,045,911)
Present value of lease obligations	11,652,230
Less: current portion	(1,022,681)
Noncurrent portion	$10,629,549

Other information related to leases is as follows:

As of June 30, 2026
Weighted average remaining lease term (in years)	7.48
Weighted average discount rate	8.00%

Total sublease income recognized for the three months ended June 30, 2026 and 2025, was approximately $235,000 and $254,000, respectively, and for the six months ended June 30, 2026 and 2025, was approximately $487,000 and $509,000, respectively. The sublease income is recognized as an offset to operating lease costs reported in general and administrative expenses. At June 30, 2026, the Company has two tenants and both are on a month-to-month lease. At June 30, 2026, the Company holds security deposits of approximately $102,000.

The following table summarizes the Company’s operating lease cost for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating lease cost	$494,169	$423,702	$1,036,716	$847,404
Short-term lease cost	6,575	10,121	13,111	19,853
Less: Sublease income	(234,982)	(254,446)	(486,836)	(508,892)
Operating lease cost, net	$265,762	$179,377	$562,991	$358,365

Employment Agreements

On October 7, 2016, the Company entered into an employment agreement with its chief executive officer for a five-year term commencing on January 1, 2017 and continuing on a year-to-year basis unless terminated by the Company or the executive on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an initial annual salary of $600,000, with an increase of not less than 3% on January 1st of each year, commencing January 1, 2018, and an annual bonus payable in restricted stock and cash, commencing with the year ending December 31, 2017, equal to a specified percentage of consolidated revenues for each year. The bonus is based on a percentage of consolidated revenue in excess of $30 million, ranging from $250,000 and $200,000, respectively, for revenue in excess of $30 million but less than $50 million, to 1.0% and 0.9%, respectively, of revenue in excess of $300 million. In connection with the suspension of the Company’s incentive bonuses to key employees that started in 2019, the Company’s chief executive officer has agreed to waive his bonuses since 2019. The agreement also provides for severance payments equal to one or two times, depending on the nature of the termination, of the highest annual total compensation of the three years preceding the year of termination, multiplied by the number of whole years the executive has been employed by the Company, which commenced in February 2008. The annual salary for the chief executive officer was $760,065 for 2025 and is $782,867 for 2026.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

Legal Proceedings and Loss Contingency

The Company is involved in various legal proceedings with SPIC in the PRC which includes cases related to additional assessments of farmland occupation taxes associated with four photovoltaic projects completed by a subsidiary of the Company in 2020 and 2021 and owned by SPIC. The matters relate to disputes regarding the additional taxes paid by SPIC on which SPIC sought reimbursement from the Company’s subsidiary and the basis for the assessment by Chinese tax authorities.

In June and August 2026, three adverse judgments were issued by a Chinese court, which determined that the Company's subsidiary is responsible for the additional farmland occupation taxes under its contractual arrangements. As of September 30, 2026, the Company is awaiting the court ruling for the last farmland occupation tax case; however, the Company believes the ruling will be consistent with the other three rulings.

Based on the judgments and other information available as of September 30, 2026, the Company determined that a loss contingency was probable and reasonably estimable at June 30, 2026, and recorded an accrual of RMB 29.3 million for the four cases, or approximately $4.3 million, to accrued expenses and other payables, representing the Company's estimated liability associated with the matters. The Company recorded the corresponding expense to China legal judgment, which is a non-recurring expense.

The other legal proceedings with SPIC are still underway and the Company does not believe these pending legal proceedings will have a material impact on the Company’s financial position and the results of operations.

Additionally, in the ordinary course of the Company’s business in the United States, the Company is involved in various legal proceedings involving contractual relationships, product liability claims, and a variety of other matters. The Company believes that such legal proceedings are a normal part of its business and does not believe such pending legal proceedings will have a material impact on the Company’s financial position and the results of operations.

20. Stockholders’ Equity (Deficit)

Reverse Stock Split

On August 4, 2026, the Company amended its Amended and Restated Articles of Incorporation by filing a Certificate of Change with the Secretary of State of Nevada to effect a one-for-12 reverse stock split of the common stock, which became effective on August 13, 2026 and to effect a proportionate reduction of its authorized common stock from 297,225,000 shares to 24,768,750 shares, which is 1/12 of the number of previously authorized shares.

As a result of the reverse split, the number of outstanding shares of common stock was reduced from 56,906,572 shares to 4,742,167 shares of common stock. The ownership percentage of each stockholder remains unchanged other than as a result of fractional shares. Proportional adjustments are made to both the number of shares of common stock issuable upon exercise of outstanding options or the conversion of outstanding convertible notes, as well as to the applicable exercise or conversion price.

The reverse split was adopted to support the Company’s effort to regain compliance with the minimum bid price requirement for maintaining the listing of its common stock on the Nasdaq Capital Market. On March 3, 2026, the Company received a notice from Nasdaq that the Company does not meet Nasdaq’s continued listing requirement that the Company maintain a minimum bid price of $1.00 per share. The Nasdaq rules provide that the Company has a compliance period of 180 calendar days to regain compliance. This period expired on August 31, 2026. The closing bid price of the Company’s common stock was at least $1.00 per share for ten consecutive business days prior to August 31, 2026.

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been retroactively revised to reflect such reverse stock split as if it had occurred on January 1, 2025. All shares and per share amounts have been revised accordingly.

Issuance of Common Stock in Private Placement

In January 2026, the Company issued a total of 166,667 shares of common stock for a total consideration of $1,096,000, at an average price of $6.60. The purchase price was 75% of the market price on the date of the respective agreements. Under the Nasdaq regulations, the Company may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

A summary of option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	515,836	$59.68	3.1	-
Exercisable as of December 31, 2025	515,836	$59.68	3.1	-
Granted	-	-	-	-
Exchanged	-	-	-	-
Exercised	-	-	-	-
Cancelled or forfeited	(501)		-	-
Outstanding at June 30, 2026	515,335	$59.68	2.6	-

Forfeitures are accounted for as actual forfeitures occur.

On August 29, 2025, the Company’s board of directors approved a 3-year extension for all previously granted options that will be expiring through August 31, 2028.

21. Income Taxes

The components of the Company’s income (loss) before income taxes and income (loss) from operations for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
			(Unaudited)
Domestic (U.S.)	$(130,283)	$(2,024,052)	$56,076	$(3,242,880)
Foreign (PRC)	(4,551,455)	19,058	(5,050,819)	(121,990)
Income (loss) before income taxes	(4,681,738)	(2,004,994)	(4,994,743)	(3,364,870)
Income tax expense (benefit)	(26,039)	(106,217)	(32,360)	(169,851)
Income (loss) from operations	$(4,655,699)	$(1,898,777)	$(4,962,383)	$(3,195,019)
Effective tax rate	0.6%	5.3%	0.6%	5.0%

The Company is subject to taxation in the U.S. and various states jurisdictions. The Company is also subject to taxation in China. The Company’s effective tax rate is determined quarterly, reflecting actual activities and various tax-related items.

The Company’s effective income tax rate for the three months ended June 30, 2026 and 2025 was 0.6% and 5.3%, respectively. The Company’s effective income tax rate for the six months ended June 30, 2026 and 2025 was 0.6% and 5.0%, respectively. The variance from the U.S. federal statutory rate of 21% for the six months ended June 30, 2026 was primarily attributable to losses not benefitted for U.S. federal and state income tax purposes. Also, the Company used foreign net operating losses to partially offset foreign taxable income. The decrease in the effective income tax rate for the six months ended June 30, 2026, compared with the corresponding period in 2025 primarily reflected a valuation allowance true-up recorded in the prior-year period that did not recur in the current year. In 2026, the Company's net deferred tax liability position did not change materially.

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

As of June 30, 2026, the Company determined that, based on an evaluation of its history of net losses and all available evidence, both positive and negative, including the Company’s latest forecasts and cumulative losses in recent years, it was more likely than not that all or substantially all of its deferred tax assets would not be realized and, therefore, the Company continued to record a valuation allowance on against U.S. federal and state net deferred tax assets and a partial valuation allowance against foreign deferred tax assets.

22. Net Income (Loss) Per Share

The following table presents the calculation of the Company’s basic and diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$(4,655,699)	$(1,898,777)	$(4,962,383)	$(3,195,019)

Denominator
Weighted average shares used to compute net loss per share, basic	4,742,167	3,818,671	4,712,240	3,780,834
Weighted average shares used to compute net loss per share, diluted	4,742,167	3,818,671	4,712,240	3,780,834
Basic net income (loss) per share	$(0.98)	$(0.50)	$(1.05)	$(0.85)
Diluted net income (loss) per share	$(0.98)	$(0.50)	$(1.05)	$(0.85)

For the six months ended June 30, 2026, outstanding options to purchase 515,335 shares and 724,802 shares issuable upon conversion of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those option shares would be anti-dilutive.

For the six months ended June 30, 2025, outstanding options to purchase 515,836 shares of common stock and 489,406 shares issuable upon conversion of convertible notes were excluded from the computation of diluted earnings per share as the impact of including those option shares would be anti-dilutive.

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

SolarMax Technology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

The following table shows the operations of the Company’s reporting segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment revenue
Large-scale EPC contracts	$809,154	$-	$6,009,606	$-
Solar energy systems	7,068,394	5,006,963	14,967,616	10,458,002
Battery only sales	181,065	864,327	359,019	1,192,360
LED operations	2,125,371	911,092	3,608,317	1,970,277
	10,183,984	6,782,382	24,944,558	13,620,639
Reconciliation of revenue
Finance revenue	32,498	80,991	86,237	152,897
Other non-core revenue	27,130	19,631	43,434	36,937
	10,243,612	6,883,004	25,074,229	13,810,473
Less
Direct and indirect costs	5,669,098	3,541,003	15,113,397	6,156,930
China legal judgment	4,264,102	-	4,264,102	-
Subcontractor costs	1,018,436	798,596	2,057,659	1,517,624
Commissions and lender fees	352,097	1,190,589	902,668	2,432,893
Compensation and benefits	1,745,535	1,803,711	3,415,231	3,747,394
Leasing and rental expense	259,526	169,460	550,682	379,152
Insurance expense	301,200	312,771	656,143	617,540
Selling and marketing expense	49,566	70,691	92,193	149,703
Professional services	521,233	333,338	1,283,715	812,024
	(3,937,181)	(1,337,155)	(3,261,561)	(2,002,787)
Reconciliation of segment profit or loss
Other corporate overhead expense	233,602	249,618	477,314	521,370
Provision for various reserves	35,008	5,627	103,333	129,048
Interest expense, net	248,057	548,779	545,306	804,457
Other (gains) and other (income), net	254,855	(153,784)	137,369	(251,439)
China other expenses	287,353	19,926	786,717	121,990
Elimination adjustment	(314,318)	(2,327)	(316,857)	36,657
Income (loss) before income taxes	$(4,681,738)	$(2,004,994)	$(4,994,743)	$(3,364,870)

24. Subsequent Events

The Company has evaluated subsequent events through the date of October 7, 2026, the date the condensed consolidated financial statements were issued, and no other events require disclosure in the condensed consolidated financial statements.

See Note 1 with respect to the one-for-12 reverse split of the Company's common stock and the reduction in authorized shares of common stock.

In September 2026, the Company issued a convertible note in the principal amount of $500,000 to a limited partner of CEF I, which resulted in a reduction of $500,000 in the principal amount of the related party notes to CEF I.

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

Reverse Stock Split

On August 4, 2026, the Company amended its Amended and Restated Articles of Incorporation by filing a Certificate of Change with the Secretary of State of Nevada to effect a one-for-12 reverse stock split of the common stock, which became effective on August 13, 2026 and to effect a proportionate reduction of its authorized common stock from 297,225,000 shares to 24,768,750 shares, which is 1/12 of the number of previously authorized shares.

As a result of the reverse split, the number of outstanding shares of common stock was reduced from 56,906,572 shares to 4,742,167 shares of common stock. The ownership percentage of each stockholder will remain unchanged other than as a result of fractional shares. Proportional adjustments are made to both the number of shares of common stock issuable upon exercise of outstanding options or the conversion of outstanding convertible notes, as well as to the applicable exercise or conversion price.

The reverse split supported the Company’s effort to regain compliance with the minimum bid price requirement for maintaining the listing of its common stock on the Nasdaq Capital Market. On March 3, 2026, the Company received a notice from Nasdaq that the Company does not meet Nasdaq’s continued listing requirement that the Company maintain a minimum bid price of $1.00 per share. The Nasdaq rules provide that the Company has a compliance period of 180 calendar days to regain compliance. This period expired on August 31, 2026. The closing bid price of the Company’s common stock was at least $1.00 per share for ten consecutive business days prior to August 31, 2026.

Share and per share information in this Form 10-Q has been retroactively revised to reflect the reverse stock split as if it had occurred on January 1, 2025.

Nasdaq Notice

On June 22, 2026, the Company received a notice from Nasdaq that the Company does not meet the continued listing requirement that the Company maintain a minimum market value of listed securities of $35.0 million. The Nasdaq rule provides that the Company has a compliance period of 180 calendar days to regain compliance. This period expires on December 21, 2026. Nasdaq calculates the market value of listed securities by multiplying the most recent total shares outstanding by the closing bid price of the common stock. In the event the Company does not regain compliance with this rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. The reverse split does not address the minimum market value of listed securities. In the event that the Company does not meet the minimum market value of listed securities, the common stock will be delisted from Nasdaq and it will be traded on the Over-the Counter Market. If the Company’s common stock is traded on the over-the-counter market, as an OTC traded stock, it will be less attractive to investors than a Nasdaq listed security, which means it will be more difficult for the Company to raise money. Many brokerage firms prefer not to deal with OTC traded securities.  As a result, it is likely to be more difficult for the Company to enter into major EPC projects, and it may affect the willingness of Companies who have entered into EPC contracts with the Company to proceed with the projects.

Impact of Tariffs and Trade Policy

Recent changes in U.S. trade policy have resulted in the implementation or threatened implementation of tariffs on certain imported goods, particularly those manufactured in China and other countries. These tariffs have increased the cost of certain raw materials and components used in our products. While we have taken steps to mitigate the impact, including working with suppliers and adjusting our pricing strategy, the tariffs are expected to result in higher input costs for our operations for the remainder of 2026. For the six months ended June 30, 2026, the tariffs did not have material effects on our cost of revenue.

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

Compensation costs per employee, excluding stock-based compensation, for sales, marketing and administrative personnel in our United States operations decreased approximately 6.7% for the six months ended June 30, 2026 compared to the same period in 2025. The decrease in 2026 reflected the lay-off of a portion of our employees resulting from a slowdown after we had completed installation of the increased 2023 backlog resulting orders placed in 2023 in advance of NEM 3.0 becoming effective in April 2023, as discussed below under “Effects of NEM 3.0.” The increase in 2023 also reflected the increased cost of retaining and attracting talent, and such costs may continue to increase as labor costs in California continue to increase as a result of the inflationary pressures. In addition, to the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising prices to try and maintain our margins or reduce or maintain our price structure to meet competition which would result in a lower gross margin and a drop in operating income. Supply chain issues have caused us to periodically stock up on components such as solar panels and battery systems to ensure an adequate supply to meet expected demand, putting pressure on our cash flow. We do not believe that the supply chain issues that affected our operations in prior periods are currently affecting us. We cannot assure you that such delays and increased costs will not affect our business in the future.

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

Since the third quarter of 2025, our principal business was EPC services in connection with the construction of BESS systems. On July 31, 2025, we entered into the Longfellow Contract to develop a BESS facility. Based on the contract terms, the contract is expected to generate revenues of approximately $120.1 million and interest income of $7.2 million from a financing component related to milestone payments that extend beyond the project completion date. Longfellow will own and operate the facility, which will be located in Pecos County, Texas and is expected to have a storage capacity of 430 megawatt-hours. Due to a change order being discussed but still not approved, the BESS facility is expected to be completed by March 2028, although we cannot assure you that this completion date will be met or that the costs will not be greater than we anticipate. The change order, which is being finalized, may affect the price of the project and our costs. To the extent that our costs for the project increase as a result of tariffs, the war with Iran, supply chain issues or other factors, any change in the price of the project would be subject to the approval of Longfellow. To the extent that we cannot adjust our prices to reflect such additional costs, our gross margin on the project will be impacted. We have committed to make a $5.0 million capital contribution to Longfellow, in which we have an 8% equity interest. Our capital contribution for this equity interest is $5.0 million, which was due no later than December 31, 2025. Longfellow agreed to defer our payment obligation, but has not agreed to a specific date by which we must make payment to obtain our equity interest. Our cash flow from the project and the timing of our work on the project is affected by the timing of payments from Longfellow, which is affected by Longfellow’s funding for the project. Accounts receivable from Longfellow were $9.4 million at both June 30, 2026 and December 31, 2025.

On December 31, 2025, we entered into three EPC contracts for large-scale BESS systems, two in Puerto Rico and one in Corpus Christi, Texas. Pursuant to an EPC contract with Naguabo BESS LLC, a Texas limited liability company (“Naguabo”), we will develop a BESS facility in Ceiba Municipality, Puerto Rico. The contract is expected to generate revenues of approximately $122.3 million. Naguabo will own and operate the facility, which is expected to have a storage capacity of 320 megawatt-hours. We are to have a 9% membership interest in Naguabo. Pursuant to an EPC contract with Yabucoa BESS LLC, a Texas limited liability company (“Yabucoa”), we will develop a BESS facility in Humacao Municipality, Puerto Rico. The contract is expected to generate revenues of approximately $35.9 million. Yabucoa will own and operate the facility, which is expected to have a storage capacity of 80 megawatt-hours. We are to have a 9% membership interest in Yabucoa. Pursuant to an EPC contract with Navboot Holdco, LLC, a Delaware limited liability company (“Navboot”), we will develop a BESS facility in Corpus Christi, Texas. The contract is expected to generate revenues of approximately $258.1 million. Navboot will own and operate the facility, which is expected to have a storage capacity of 600 megawatt-hours. Cash flow from long-term EPC projects is dependent upon the timing of payments from project owners which may be affected by the owners’ debt and equity financing for the project. We have not commenced work on any of these projects and we cannot assure you as to whether or when we will begin to perform these services.

In the fourth quarter of 2023, we began to work with several independent dealers which form our dealer network. Our dealer network is comprised of independent licensed sales companies that sell our products pursuant to non-exclusive agreement. The dealers sell our products as well as products sold by our competitors. The dealer handles the sales process, and once the sales agreement with the customer is signed, we install the solar system pursuant to an installation agreement with customer. The dealers earn a commission which is included in cost of revenue. Our increase in revenues from solar systems for the six months ended June 30, 2026 over the comparable period in 2025 was primarily from sales through our dealer network.

In 2024 and 2025, the California Public Utilities Commission (CPUC) launched a $280 million statewide initiative called the Self-Generation Incentive Program (“SGIP”) to help California’s low-income utility customers install battery storage and solar panel systems. We began participating in SGIP as an installer in 2025. In February 2026, SGIP administrators temporarily paused payments to installers and in May 2026 resumed the payments with a ruling to impose strict cost documentation requirements and review. As a result, we experienced a delay in collecting receivables on SGIP installations during the six months ended June 30, 2026. In the six months ended June 30, 2026, revenues from SGIP projects were approximately $7.1 million, or 47.7% of our solar energy sales and 28.4% of our total revenues. At June 30, 2026, receivables from SGIP installations accounted for approximately $6.7 million, or 37.2%, of our accounts receivable. Our sales for the SGIP were made primarily through our dealer network.

During the six months ended June 30, 2026 and 2025, approximately 75% and 58%, respectively, of our revenues from residential solar and battery contracts, and 45% and 48% of our total revenues were generated through the dealer network program. We believe that our participation in the dealer network enhances our ability to attract residential customers.

In June 2026, we entered into a transformer sale agreement with Longfellow Solar I LLC (“LF Solar”) for the supply, delivery, testing and commissioning of two main power transformers for a solar project owned by LF Solar, and received the initial deposit payment of $602,402. The fixed contract value for equipment and services is approximately $6.0 million, excluding shipping, customs duties, tariffs and other import-related costs. The transformers are custom-manufactured equipment with delivery expected during 2027.

In June 2026, we entered into an amended purchase agreement with D Volt Co., a Texas corporation to purchase equipment and services for approximately $5.3 million. At the execution of the agreement, we paid the initial deposit payment of $602,402. The agreement requires milestone payments through manufacturing, testing, shipment, and commissioning. Title and risk of loss transfer upon delivery to our designated carrier in Shanghai, China.

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

Results of Operations

The following tables set forth information relating to our operating results for the three and six months ended June 30, 2026 and 2025 (dollars in thousands) and as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Large-scale EPC contracts (U.S.)	$809	7.9%	$-	0.0%	$6,010	24.0%	$-	0.0%
Solar energy sales	7,273	71.0%	5,891	85.6%	15,366	61.3%	11,687	84.6%
LED sales	2,125	20.7%	911	13.2%	3,608	14.4%	1,970	14.3%
Financing	37	0.4%	81	1.2%	90	0.3%	153	1.1%
Total revenues	10,244	100.0%	6,883	100.0%	25,074	100.0%	13,810	100.0%
Cost of revenues:
Large-scale EPC contracts (U.S.)	756	7.4%	-	0.0%	6,007	24.0%	-	0.0%
Solar energy sales	5,268	51.4%	5,528	80.3%	10,531	41.9%	10,043	72.7%
LED sales	1,806	17.6%	750	10.9%	3,076	12.3%	1,744	12.6%
Total cost of revenues	7,830	76.4%	6,278	91.2%	19,614	78.2%	11,787	85.3%
Gross profit	2,414	23.6%	605	8.8%	5,460	21.8%	2,023	14.7%
Operating expenses:
Sales and marketing (US)	50	0.5%	71	1.0%	92	0.4%	150	1.1%
General and administrative (US)	2,306	22.5%	2,136	31.0%	4,946	19.7%	4,537	32.9%
General and administrative (China)	253	2.5%	166	2.4%	520	2.1%	261	1.9%
China legal judgment	4,264	41.6%	-	0.0%	4,264	17.0%	-	0.0%
Total operating expenses	6,873	67.1%	2,373	34.4%	9,822	39.2%	4,948	35.9%

Income (loss) from operations (US)	58	0.6%	(1,602)	(23.3)%	422	1.7%	(2,664)	(19.3)%
Income (loss) from operations (China)	(4,517)	(44.1)%	(166)	(2.4)%	(4,784)	(19.1)%	(261)	(1.9)%
Equity in income (loss) of solar project companies	(42)	(0.4)%	144	2.1%	(282)	(1.1)%	130	0.9%
Gain on debt extinguishment	13	0.1%	(314)	(4.6)%	54	0.2%	(314)	(2.3)%
Interest income	9	0.1%	227	3.3%	20	0.1%	347	2.5%
Interest expense	(249)	(2.5)%	(363)	(5.3)%	(547)	(2.2)%	(732)	(5.3)%
Other income (loss), net	46	0.5%	70	1.1%	123	0.5%	129	1.0%
Income (loss) before income taxes	(4,682)	(45.7)%	(2,004)	(29.1)%	(4,994)	(19.9)%	(3,365)	(24.4)%
Income tax provision (benefit)	(26)	(0.3)%	(106)	(1.5)%	(32)	(0.1)%	(170)	(1.2)%
Net income (loss)	(4,656)	(45.4)%	(1,898)	(27.6)%	(4,962)	(19.8)%	(3,195)	(23.2)%
Currency translation adjustment	(34)	(0.4)%	3	0.1%	(22)	(0.1)%	3	0.1%
Comprehensive income (loss)	$(4,690)	(45.8)%	$(1,895)	(27.5)%	$(4,984)	(19.9)%	$(3,192)	(23.1)%

Three and Six Months Ended June 30, 2026 and 2025

The following table set forth information relating to our revenue and gross profit results for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
	2026	2025	Change	Change	2026	2025	Change	Change
Revenue:
Large-scale EPC contracts (U.S.)	$809	$-	$809	-%	$6,010	$-	$6,010	-%
Solar energy sales (US)	7,273	5,891	$1,382	23.5%	15,366	11,687	3,679	31.5%
LED sales (US)	2,125	911	1,214	133.3%	3,608	1,970	1,638	83.1%
Financing (US)	37	81	(44)	(54.3)%	90	153	(63)	(41.2)%
Total revenues	10,244	6,883	3,361	48.8%	25,074	13,810	11,264	81.6%
Cost of revenue:
Large-scale EPC contracts (U.S.)	756	-	756	-%	6,007	-	6,007	-%
Solar energy sales	5,268	5,528	(260)	(4.7)%	10,531	10,043	488	4.9%
LED sales	1,806	750	1,056	140.8%	3,076	1,744	1,332	76.4%
Total cost of revenues	7,830	6,278	1,552	24.7%	19,614	11,787	7,827	66.4%
Gross profit	$2,414	$605	$1,809	299.0%	$5,460	$2,023	$3,437	169.9%

Revenues

Revenues for the three months ended June 30, 2026 were $10.2 million, an increase of $3.4 million or 48.8% from $6.9 million in the three months ended June 30, 2025. The increase resulted from revenue of $809,000 from the Longfellow Contract to develop a battery energy storage system (“BESS”) facility in Texas, a $1.4 million increase in solar energy and battery sales, a $1.2 million increase in LED sales, offset by a $44,000 decrease in financing revenue. We did not have any large-scale EPC sales prior to the third quarter of 2025. Our revenue from residential and commercial solar energy and battery sales increased from $5.9 million for the three months ended June 30, 2025 to $7.3 million for the three months ended June 30, 2026, a 23.5% increase, primarily as a result of the sales growth related to the SGIP program for low income residential homeowners that began in the latter half of 2025. The increase in the solar energy and battery sales in the three months ended June 30, 2026 reflects a 13.7% increase in the number of systems completed and a 53.8% increase in the wattages deployed. During the three months ended June 30, 2026 and 2025, our battery only sales were $181,000 and $864,000, respectively. Battery sales refer to the sale of batteries sold other than as a part of a solar system.

Revenues for the six months ended June 30, 2026 were $25.1 million, an increase of $11.3 million or 81.6% from $13.8 million in the six months ended June 30, 2025. The increase resulted from revenue of $6.0 million from the large-scale EPC contract with Longfellow to develop a BESS facility in Texas, a $3.7 million increase in solar energy and battery sales, a $1.6 million increase in LED sales, offset by a $63,000 decrease in financing revenue. We did not have any large-scale EPC sales prior to the third quarter of 2025. Our revenue from residential and commercial solar energy and battery sales increased from $11.7 million for the six months ended June 30, 2025 to $15.4 million for the six months ended June 30, 2026, a 31.5% increase, primarily as a result of the sales growth related to the SGIP program for low income residential homeowners that began in the latter half of 2025. The increase in the solar energy and battery sales in the six months ended June 30, 2026 reflects a 29.8% increase in the number of systems completed and a 38.5% increase in the wattages deployed. During the six months ended June 30, 2026 and 2025, our battery only sales were $359,000 and $1.2 million, respectively. Battery sales refer to the sale of batteries sold other than as a part of a solar system.

As a result of the continued relatively high interest rate environment and the expiration of the federal residential solar tax credit on December 31, 2025, we expect the revenue growth from our residential sales to level off in 2026 compared to the prior period. However, given the launch of the SGIP program for qualifying low-income households that began in June 2025, we were able to offset a significant portion of the decline of revenue growth from our residential sales in 2026 with residential sales that participated in the SGIP program, though we expect this will level off in 2026. We are also looking to offset the potential residential sales decrease with commercial sales and sales of large-scale EPC projects. On July 31, 2025, we entered into an EPC contract with Longfellow to develop a BESS facility. Based on terms of the agreement, the contract is expected to generate revenues and finance income of approximately $127.3 million for us and we expect to complete the work by March 2028. During the three months ended June 30, 2026, we recognized $809,000 in revenues related to this project. Total revenue recognized on the Longfellow Contract from the project inception through June 30, 2026 was $66.2 million, and we expect to recognize approximately $54.0 million of revenue on Longfellow for the remainder of 2026 and 2027.

Our LED revenue increased by $1.2 million or 133.3% to $2.1 million for the three months ended June 30, 2026 from $911,000 for the three months ended June 30, 2025, and increased $1.6 million or 83.1% to $3.6 million for the six months ended June 30, 2026 from $2.0 million for the six months ended June 30, 2025, primarily resulting from the increase in the number of LED projects with a higher average sales price. LED revenues include LED product sales and LED consulting revenues which are expected to continue to fluctuate based on the number of LED projects awarded which is based on the bidding process and specific customer purchase requirements and timing. Revenue from our LED business fluctuates period to period.

We have not originated any loans to our solar customers since 2022. As a result, our finance revenue for the three months ended June 30, 2026 and 2025 was $37,000 and $81,000, respectively, and for the six months ended June 30, 2026 and 2025 was $90,000 and $153,000, respectively, from our portfolio of solar loans. Finance revenue decreases as loans in our portfolio are paid since we are not making any new loans.

Cost of revenue and gross profit

Our cost of revenue for the three months ended June 30, 2026 was $7.8 million, an increase of $1.6 million, or 24.7% from $6.3 million for the three months ended June 30, 2025. Our cost of revenue for the six months ended June 30, 2026 was $19.6 million, an increase of $7.8 million, or 66.4% from $11.8 million for the six months ended June 30, 2025. The increase in cost of revenue was largely driven by the EPC revenue from EPC services pursuant to the Longfellow Contract. The remaining increase in cost of revenue was the result of the increased sales in the residential and commercial solar energy systems and LED sales.

The overall gross margin increased to 23.6% for the three months ended June 30, 2026 from 8.8% for the three months ended June 30, 2025, and increased to 21.8% for the six months ended June 30, 2026 from 14.7% in the six months ended June 30, 2025. During the three months ended June 30, 2026, our gross margin from the sale of residential and commercial solar energy systems as well as from our LED sales improved which offsets the decrease in the gross margin related to the Longfellow Contract. The current lower gross margin from the Longfellow Contract was primarily due to the costs recognized related to the Longfellow project. We recognize revenue, but not profit, on uninstalled materials. The revenue on uninstalled materials is recognized by us when the control is transferred equal to the cost of the uninstalled materials. This decrease in gross margin on the Longfellow Contract was partially offset by an increase in the gross margin from our sales of solar energy systems as well as from LED sales. We have no cost of revenue with respect to interest income on customer loans.

Operating expenses

Sales and marketing expenses for the three months ended June 30, 2026 decreased to $50,000, a decrease of $21,000 or 29.9% from $71,000 in the comparable period of 2025. Sales and marketing expenses were 0.5% of revenue for the three months ended June 30, 2026 compared to 1.0% for the three months ended June 30, 2025. Sales and marketing expenses for the six months ended June 30, 2026 decreased to $92,000, a decrease of $58,000 or 38.4% from $150,000 in the comparable period of 2025. Sales and marketing expenses were 0.4% of revenue for the six months ended June 30, 2026 compared to 1.1% for the six months ended June 30, 2025. Our sales and marketing expenses fluctuate based on the types of marketing and promotion initiatives we deploy. Our dealer network enables us to reduce our sales and marketing costs. We expect to continue to be selective in our sales and marketing expenses for the remainder of 2026.

General and administration expenses for the United States operations for the three months ended June 30, 2026 increased $170,000 or 8.0%, to $2.3 million compared to $2.1 million for the three months ended June 30, 2025, representing 22.5% of revenue for the three months ended June 30, 2026 compared to 31.0% of revenue for the three months ended June 30, 2025. General and administration expenses for the United States operations for the six months ended June 30, 2026 increased $409,000 or 9.0%, to $4.9 million compared to $4.5 million for the six months ended June 30, 2025, representing 19.7% of revenue for the six months ended June 30, 2026 compared to 32.9% of revenue for the six months ended June 30, 2025. The increase during the six months ended June 30, 2026 is attributed to the increase in rent expense associated with our lease amendment for our Riverside office beginning on January 1, 2026, and the additional expense related to our investor relations advertising campaign. Our general increase, in general and administrative expenses in 2026 reflects the cost of compliance and other regulatory costs associated with being a public reporting company which is expected to continue for us. The decrease in the percentage of both sales and marketing and general and administrative expenses as a percentage of revenue in the six months ended June 30, 2026 reflects revenue of approximately $6.0 million from the Longfellow Contract.

General and administrative expenses relating to the China operations were $253,000 in the three months ended June 30, 2026 compared to $166,000 in the three months ended June 30, 2025, an increase of $86,000 or 51.9%. General and administrative expenses relating to the China operations were $520,000 in the six months ended June 30, 2026 compared to $261,000 in the six months ended June 30, 2025, an increase of 259,000 or 99.2%. Such increase during the three and six months ended June 30, 2026 is attributed to the court costs, travel costs, and legal fees associated with the ongoing litigation with SPIC to enforce the collection of the remaining receivable from SPIC.

China legal judgment

Our expenses in China for the three and six months ended June 30, 2026 reflected a charge of approximately $4.3 million related to farmland occupation tax litigation in the PRC for four photovoltaic projects completed in 2020 and 2021. The charge resulted from three adverse court judgments issued in June and August 2026 that determined that our subsidiary is responsible for the additional farmland occupation taxes.

We recorded the charge of $4.3 million because, as of June 30, 2026, management determined, based on court rulings in June and August 2026, that a loss was probable and reasonably estimable based on the judgments and other information available at that date.  See Part II, Item 1. Legal Proceedings for discussion of the litigation.

Income (loss) from operations

As a result of the factors described above, our income from operations in the United States was $58,000 for the three months ended June 30, 2026, compared to a loss from operations of $1.6 million in the three months ended June 30, 2025, and income from operations of $422,000 for the six months ended June 30, 2026, compared to loss from operations of $2.7 million in the six months ended June 30, 2025, which is primarily attributed to the increase in our revenues and the related gross profit. Our loss from operations for our China operations was $4.5 million for the three months ended June 30, 2026, compared to a loss from operations of $166,000 in the three months ended June 30, 2025. Our loss from operations for our China operations was $4.8 million for the six months ended June 30, 2026, compared to a loss from operations of 261,000 in the six months ended June 30, 2025.

Equity in income (loss) from unconsolidated entities

Equity in income (loss) from unconsolidated entities relates to our China operations and comprises the equity in income (loss) from three unconsolidated project companies in which we have a non-controlling 30% interest. The equity in income (loss) for the three months ended June 30, 2026 was a loss of $42,000 compared to an income of $144,000 in the three months ended June 30, 2025. The equity in income (loss) for the six months ended June 30, 2026 was a loss of $282,000 compared to an income of $130,000 in the six months ended June 30, 2025. The change from income in the three and six months ended June 30, 2025 to a loss in the same periods in 2026 results from lower revenue of the unconsolidated entities attributable to a change in electricity rate from a fixed rate to a variable rate.

Gain (loss) on debt extinguishment

For the three months ended June 30, 2026, our gain on debt extinguishment was $13,000 related to the exchange of $500,000 of secured EB-5 notes payable to a related party for 4% convertible notes in the same principal amount. For the six months ended June 30, 2026, our gain on debt extinguishment was $54,000 related to the exchange of $2.0 million of secured EB-5 notes payable to a related party for 4% convertible notes in the same principal amount.

For the three and six months ended June 30, 2025, our loss on debt extinguishment was $314,000 and relates to the exchange of the $900,000 unsecured loan to shares of our common stock because the purchase price for the shares is less than its fair market value

Interest expense, net

Interest expense, net, for the three months ended June 30, 2026 was $240,000, an increase of $104,000, or 76.8%, from the three months ended June 30, 2025. Interest expense, net, for the six months ended June 30, 2026 was $527,000, an increase of $142,000, or 36.9%, from the six months ended June 30, 2025. For the three months ended June 30, 2026, total interest income declined $218,000 as a result of the payoff of held to maturity debt investments, whereas the total interest expense decreased by $114,000. For the six months ended June 30, 2026, total interest income declined $327,000 as a result of the payoff of held to maturity debt investments, whereas the total interest expense decreased by $185,000. The overall decline in interest expense corresponds to the decline in the two related party EB-5 loan balances as well as the decline in the convertible note balances as scheduled annual principal payments were made. Our interest expense in the six months ended June 30, 2026 primarily includes interest at 3% on two EB-5 loans from related parties in the United States with a total principal balance of $8.5 million at June 30, 2026, interest at 4% on convertible notes issued to former limited partners of CEF and CEF II in transactions in which former limited partners of CEF and CEF II accepted 4% convertible notes issued by SolarMax and the subsidiary that borrowed the funds from CEF with an aggregate principal balance of $16.1 million at June 30, 2026. The convertible notes issued to the former limited partners of CEF were issued as payment of the former limited partner’s capital account in CEF and were issued in connection with cancellation of debt to CEF of an equal amount. The convertible notes are secured by the same collateral as the notes to CEF. Interest was recognized at the stated interest rate of 4%. Because the Company is in default in the payment of principal and interest on convertible notes in the principal amount of $13.7 million at June 30, 2026, if the holders of the notes exercise their rights to demand prepayment, interest at 12% per annum will be due. See the paragraph Event of Default on Convertible Notes in Note 14 to Consolidated Financial Statements.

Other income (expenses), net

During the three months ended June 30, 2026, other income was $46,000 consisting primarily of foreign currency transaction gains for our United States operations intercompany receivable denominated in RMB. During the three months ended June 30, 2025, other income was $70,000 consisting primarily of $131,000 of foreign currency transaction gains for our United States operations intercompany receivable denominated in RMB, offset with a loss on a solar asset disposal in the United States segment of $65,000.

During the six months ended June 30, 2026, other income was $123,000 consisting primarily of foreign currency transaction gains for our United States operations intercompany receivable denominated in RMB. During the six months ended June 30, 2025, other income was $129,000 consisting primarily of $228,000 of foreign currency transaction gains for our United States operations intercompany receivable denominated in RMB, offset with a loss on a solar asset disposal in the United States segment of $65,000 and a foreign currency elimination adjustment of $37,000.

Income tax benefit (provision)

For the three months ended June 30, 2026 and 2025, our United States operations reported an income tax expense of $2,000 and $0, respectively, attributable to the Texas franchise tax and other minimum state tax liabilities.

For the six months ended June 30, 2026 and 2025, our United States operations reported an income tax expense of $19,000 and $6,000, respectively, attributable to the Texas franchise tax and other minimum state tax liabilities.

For our China operations, an income tax benefit of approximately $29,000 and $106,000 was reported for the three months ended June 30, 2026 and 2025, respectively. For our China operations, an income tax benefit of approximately $52,000 and $176,000 was reported for the six months ended June 30, 2026 and 2025, respectively. The decrease in our income tax benefit for the six months ended June 30, 2026, compared with the corresponding period in 2025, was primarily attributable to a valuation allowance true-up recorded in the prior-year period, with no comparable adjustment in the current-year period. The change in our effective income tax rate also reflects changes in pretax book income (loss) between the periods.

Net income (loss)

As a result of the foregoing, we had a consolidated net loss of $4.7 million, or $(0.98) per share (basic and diluted), for the three months ended June 30, 2026, compared with a consolidated net loss of $1.9 million, or $(0.50) per share (basic and diluted), for the three months ended June 30, 2025.

As a result of the foregoing, we had a consolidated net loss of $5.0 million, or $(1.05) per share (basic and diluted), for the six months ended June 30, 2026, compared with a consolidated net loss of $3.2 million, or $(0.85) per share (basic and diluted), for the six months ended June 30, 2025.

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

As a result of foreign currency translations, we reported net foreign currency translation gains (losses) of $(34,000) and $3,000 for the three months ended June 30, 2026 and 2025, respectively, and $(22,000) and $3,000 for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

The following tables show consolidated cash flow information for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,		$ Increase
	2026	2025	(Decrease)
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$(5,156)	$(380)	$(4,776)
Net cash provided by (used in) investing activities	(469)	138	(607)
Net cash provided by (used in) financing activities	(11)	1,553	(1,564)
Net increase (decrease) in cash and cash equivalents and restricted cash	(5,808)	1,131	(6,939)
Net increase (decrease) in cash and cash equivalents and restricted cash excluding foreign exchange effect	$(5,637)	$1,310	$(6,947)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $5.2 million, compared to net cash used in operating activities for the six months ended June 30, 2025 of $380,000. The cash used by operations for the six months ended June 30, 2026, resulting from our net loss of $5.0 million, non-cash expense of $974,000, and $1.2 million of cash used in our operating assets and liabilities.

Net cash used by operations for the six months ended June 30, 2025 of $380,000 resulted from net loss of $3.2 million, non-cash expense of $983,000, and $1.8 million of cash provided by our operating assets and liabilities.

We expect the fluctuations of working capital over time to vary based on the project status and the related project billings of the projects in progress.

Non-cash adjustments changes for the six months ended June 30, 2026 primarily reflected:

●	$411,000 net increase resulting from equity in losses from our equity investments.

●	$368,000 net decrease related to the gain on debt extinguishment.

●	$224,000 net decrease in depreciation and amortization expense which includes loan and debt discounts amortization.

●	$133,000 increase in deferred income taxes.

●	$104,000 net increase associated with loss provisions for bad debts, loan losses, inventories, warranty, customer care and production guaranty.

●	$65,000 decrease in loss on disposal of property and equipment

Changes in operating assets and liabilities for the six months ended June 30, 2026:

●	$8.6 million decrease in cash from a net increase contract assets related to projects for which the performance obligations have not been satisfied.

●	$7.5 million decrease in cash from a net increase accounts receivable, other receivables and other current assets

●	$4.0 million increase in cash from a net increase in accrued expenses and other payables and other liabilities.

●	$8.3 million increase in cash from an increase accounts payable.

●	$732,000 increase in cash from a decrease in inventories.

●	$284,000 increase in cash from an increase in operating lease liabilities.

●	$12,000 decrease in cash from an increase in customer loans receivable.

●	$23,000 decrease in cash from an increase in other assets

Investing Activities

Net cash used by investment activities for the six months ended June 30, 2026 was $469,000 consisting of short-term advances of $2.4 million, proceeds from repayment of principal on short-term advances of $1.4 million, and debt repayments received on our held to maturity debt investments. Net cash used by investing activities for the six months ended June 30, 2025 was approximately $138,000, consisting of debt repayments received on our held to maturity debt investments.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was $11,000, consisting of $1.1 million of cash proceeds from the issuance of shares of common stock in private offerings, offset by $1.1 million principal payments on convertible notes, and $7,000 payment on equipment leases.

Net cash provided by financing activities for the six months ended June 30, 2025 was $1.6 million, consisting of $2.0 million of cash proceeds from the issuance of shares of common stock in private offerings, offset by $250,000 principal payments on convertible notes, $138,000 payment of accrued legal settlement, and $9,000 payment on equipment leases.

Cash and Cash Equivalents and Restricted Cash

The following table sets forth, our cash and cash equivalents and restricted cash held by our United States and China operations at June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025

U.S. Operations
Insured cash	$404	$909
Uninsured cash	302	1,899
	706	2,808
China Operations
Insured cash	233	309
Uninsured cash	1,500	5,130
	1,733	5,439
Total cash and cash equivalents and restricted cash	2,439	8,247
Less: Cash and cash equivalents	2,158	7,967
Restricted cash	$281	$280

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

Borrowings and Stock Issuances

At June 30, 2026, our current liabilities included secured convertible notes in the principal amount of $14.2 million and secured notes to related parties of $6.5 million.

In January 2026, we issued 166,667 shares of common stock, at a discount of 25% from the market price on the date of the investment, at a price of $6.576. Under the Nasdaq regulations, we may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval.

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

The loans from CEF and CEF II become due, as to the investment of each limited partner, four years from the date of the loan and may be extended as may be necessary to meet applicable USCIS immigrant investor visa requirements, which will be the date that the limited partner is eligible for a green card. Under the limited partnership agreements for CEF and CEF II, the limited partners have the right to demand repayment of their capital account when the petition is approved, which demand may trigger a maturity of the loan from CEF or CEF II in the amount of the limited partner’s investment. The initial four-year term of notes in the principal amount of $55.5 million, which were issued to CEF and CEF II, and had expired prior to December 31, 2023 and are on extension until the limited partners meet applicable immigrant investor visa requirements. We cannot determine the period of the extensions. As of June 30, 2026, limited partners whose capital contributions funded loans of $43.5 million had received their green card approval and their extensions expired and one limited partner whose capital contribution funded $500,000 had withdrawn from CEF II and the limited partner’s capital contribution was returned. The petitions of limited partners of CEF whose capital contribution funded loans of $8.0 million are pending.

As the loans matured and the limited partners requested return of their capital contribution, we offered the limited partners, in lieu of the payment by the limited partnership, a convertible note with a term of five years, with 20% of the principal amount being due on each of the first, second, third, fourth and fifth anniversaries of the date of issuance. The notes are secured by the same assets that secured the notes issued to CEF. As of June 30, 2026, we had issued convertible notes in the principal amount of $44.0 million to former limited partners of CEF and CEF II, of which principal payments of $25.0 million had been made on the anniversary of the respective dates of issuance, and convertible notes in the principal amount of $3.0 million had been purchased by us for $2.1 million, leaving convertible notes in the principal amount of $16.1 million outstanding at June 30, 2026. As of June 30, 2026, notes to CEF and CEF II in the aggregate principal amount of $8.5 million were outstanding and convertible notes in the principal amount of $16.1 million were outstanding. The Company is in default in the payment of principal and interest on convertible notes in the principal amount of $13.7 million at June 30, 2026, and the holders of these notes have the right to demand prepayment and exercise their rights with respect to the collateral. See the paragraph Event of Default on Convertible Notes in Note 14 of Notes to Consolidated Financial Statements.

Convertible Notes

We have issued 4% secured subordinated convertible notes to former limited partners of CEF and CEF II, pursuant to exchange agreements with the limited partners. The limited partners accepted the notes in lieu of cash payments of their capital contribution which resulted in a reduction of SREP’s and LED’s notes to CEF and CEF II, respectively, in the same amount, reducing the outstanding EB-5 loan balance. Payment of the notes is secured by a security interest in SREP’s and LED’s accounts and inventory, which are the same assets as secure the original note to CEF and CEF II. The convertible notes are payable in equal installments on the first, second, third, fourth and fifth anniversaries of the date of issuance. The convertible notes made prior to, or on or about the date of, our initial public offering are convertible into common stock at a conversion price of $38.40, which is 80% of our initial public offering price of $48.00 per share. The convertible notes made after our initial public offering are convertible into common stock at a conversion price equal to 80% of the average closing price of our common stock for the ten trading days preceding the date of the exchange agreement with the limited partner which conversion prices range from $6.06 to $108.84, with an average conversion price of $39.54. The convertible notes may be converted into common stock at the first, second, third, fourth and fifth anniversaries of the date of issuance, but not earlier than six months from the date of our initial public offering or for convertible notes issued after the initial public offering, six months after the issuance of the notes.

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

During the three months ended June 30, 2026, the Company recognized a gain on debt of extinguishment in the amount of approximately $13,000, relating to the issuance of convertible note in the principal amount of $500,000 to former limited partners of CEF I and II in exchange for a $500,000 reduction of the note from CEF I and II. No gain or loss on debt extinguishment was recognized for the three months ended June 30, 2025 as there was no issuance of convertible notes in exchange for a reduction of the note from CEF I and II.

During six months ended June 30, 2026, the Company recognized a gain on debt of extinguishment in the amount of approximately $54,000, relating to the issuance of convertible note in the principal amount of $2.0 million to former limited partners of CEF I and II in exchange for a $2.0 million reduction of the note from CEF I and II. No gain or loss on debt extinguishment was recognized for the six months ended June 30, 2025 as there was no issuance of convertible notes in exchange for a reduction of the note from CEF I and II.

Default Event and Remedies Upon Event of Default

From April 2023 through June 30, 2026, we did not pay annual principal installment payments and related quarterly interest payments which is an event of default on convertible notes. As of June 30, 2026 and December 31, 2025, the aggregate principal amount of the notes in default was $13.7 million and $14.3 million, respectively. The default provisions of the notes provide that if an event of default occurs the outstanding principal amount of this note, plus accrued but unpaid interest and other amounts owing in respect thereof through the date of acceleration, shall become, at the noteholder’s election, immediately due and payable in cash, and commencing five days after occurrence of any event of default that results in the eventual acceleration of the note, the interest rate on the note shall accrue at an interest rate of 12% per annum. Further, if an event of default occurs, the noteholders, together have rights to foreclose on the collateral securing the notes.

We accrued interest at the rate of 4% per annum since no noteholder has taken action to accelerate payment of principal and interest. Since we have accrued interest at 4% per annum on the outstanding notes, in the aggregate principal amount of $13.7 million, with respect to which there is an event of default but with respect to which the noteholders did not demand acceleration. Such accrued interest was approximately $350,387 at June 30, 2026. In the event that the holders of all of these note demand acceleration, the amount of interest on those at 12% would be approximately $2.2 million. The difference between the interest at 12% and the accrued interest at 4% as of June 30, 2026, together with any additional interest due subsequent to June 30, 2026 is a contingent liability of the Company. If any noteholders exercise their right to accelerate, the accrued interest at the default rate of 12% will be reflected as an interest expense in the period the note is accelerated.

Contractual Obligations

Borrowings

Principal maturities for the financing arrangements as of June 30, 2026 are as follows (dollars in thousands):

For the year ending December 31,	EB5 Related Party Loans	Convertible Notes	Total
2026 (remainder of)	$3,500	$13,750	$17,250
2027	3,000	500	3,500
2028	2,000	500	2,500
2029	-	500	500
2030	-	500	500
2031	-	300	300
Total	$8,500	$16,050	$24,550

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

Future minimum lease commitments for office facilities and equipment for each of the next five years as of June 30, 2026, are as follows (dollars in thousands):

For the year ending December 31,	Total
2026 (remainder of)	$970
2027	1,857
2028	2,032
2029	2,081
2030	2,142
Thereafter	6,649
Total	$15,731

Employment Agreements

On October 7, 2016, we entered into an employment agreement with our chief executive officer, David Hsu, for a five-year term commencing January 1, 2017 and continuing on a year-to-year basis unless terminated by us or Mr. Hsu on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreements provide for an annual salary with an increase of not less than 3% and an annual bonus in restricted stock and cash equal to a specified percentage of consolidated revenues for each year. Mr. Hsu’s annual salary for 2025 was at the annual rate of $760,065, and his annual salary for 2026 is at the annual rate of $782,867. We also owed Mr. Hsu $675,000 as the cash payment in connection with his exchange of 1,348,213 restricted shares of common stock for options to purchase 1,428,432 shares of common stock at $5.01 per share and a cash payment of $675,000, which was initially payable by December 15, 2019 and was extended on December 31, 2025 and would be paid in twelve equal monthly installments. As of June 30, 2026, the full amount of $675,000 had been paid. In addition, at December 31, 2025, we owed Mr. Hsu $1,818,282, representing deferred salary from 2019, 2020, 2021, 2022, 2023, and 2024 and cash bonuses deferred from 2017 and 2018. Mr. Hsu waived his bonus for 2019, 2020, 2021, 2022, and 2023 as part of the suspension of incentive programs for key employees, and he agreed that the $1,818,282 deferred salary and bonus be paid in twelve equal monthly installments with the first payment becoming due on December 31, 2025. As of June 30, 2026, the remaining balance to be paid on Mr. Hsu's deferred compensation was $1,766,075.

Cash Requirements

We require substantial funds for our business, and we believe that the cash and cash equivalents and short-term investment, together with cash generated by our operations should enable us to meet our cash requirements for at least the twelve months from the date of this report. During the year ended December 31, 2025 and the six months ended June 30, 2026, we raised a total of approximately $7.7 million and $1.1 million, respectively, from the sale of common stock at a 25% discount from market. Under the Nasdaq regulations, the Company may not be able to raise any significant funding from the sale of common stock at a discount from market in the near future without stockholder approval. However, we cannot assure you that we will not require additional funds to meet our commitments or that funds will be available on reasonable terms, if at all. We have significant debt obligations which mature or may mature during the next year. With respect to the loans made under the EB-5 program, as described above, we are seeking to refinance the loans through the issuance of secured subordinated convertible notes to the limited partners of the lenders. The proposed convertible notes would have a conversion price of 80% of the market price at the date of issuance of the convertible note. We also have obligations to Mr. Hsu described above, of which approximately $1.8 million is left to be paid . We cannot assure you that we will be able to negotiate extensions to our loans or refinancing of our EB-5 debt. The willingness of the limited partners of CEF and CEF II to accept convertible notes rather than a cash payment of their investment in the limited partnership may be affected by our default on other convertible notes in the principal amount of $13.7 million at June 30, 2026, their perception of our performance and the performance of our common stock, including our low stock price and the possibility of our being delisted from Nasdaq, as well as their perception that they could get a more favorable result with litigation. We cannot assure you that such financing will be available on acceptable, if any terms, which would impair our ability to develop our business and pay our obligations. The low price of our common stock may make it difficult for us to issue convertible notes that are convertible at a discount from the market price of our common stock. Our financial statements for the six months ended June 30, 2026 has a going concern paragraph.

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

Revenue Recognition on Large-scale EPC Contracts

Nature of Estimates Required

A significant portion of our revenue is generated from large-scale EPC contracts. Revenue recognition for these contracts requires management to make significant estimates and judgments regarding the transaction price, the identification and combination of performance obligations, the estimated costs to complete the contracts and the measure of progress toward completion.

For large-scale EPC contracts that qualify for cost-to-cost input method under ASC 606, the percentage of completion is determined based on costs incurred to date relative to total estimated costs at completion. Revenue recognized in the reporting period is based on the resulting measure of progress and the estimated transaction price for the performance obligation.

Key Assumptions and Approach Used

The most significant judgment involved in recognizing revenue under the cost-to-cost method is the estimate of total costs required to complete the performance obligation. These estimates include expected equipment and material costs, subcontractor costs, labor costs, construction costs, engineering costs, commissioning costs, tariffs and other costs necessary to complete the project. We update our estimates of costs to complete throughout the construction period based on actual costs incurred, vendor and subcontractor information, project status, expected changes in scope, schedule and other available information.

Because revenue is recognized based on the estimated percentage of completion, changes in estimated costs to complete can have a significant effect on the amount of revenue and gross profit recognized in the current period. An increase in estimated costs to complete generally reduces the percentage of completion and expected gross profit and may result in a cumulative catch-up adjustment to revenue and gross profit. Conversely, a reduction in estimated costs to complete may increase the amount of revenue and gross profit recognized in the current period.

Our estimates are particularly sensitive for fixed-price EPC contracts because we generally bear the risk that actual costs may exceed the amounts contemplated in the contract price. The Longfellow Contract expressly provides that the turnkey work is a fixed-price obligation, subject to specified contractual adjustments and change orders.

In addition to estimated costs to complete, management is required to exercise judgment in evaluating potential changes in the transaction price, including approved and unapproved change orders, claims, liquidated damages, performance incentives and other contractual adjustments. Such amounts are included in the transaction price only when the applicable requirements of ASC 606 have been satisfied.

We also evaluate whether contractual payment terms contain a significant financing component. The determination of the financing component affects both the amount and timing of revenue and interest income that we recognize. Changes in the estimated timing of project completion, commercial operation or receipt of deferred payments, or changes in the applicable interest rate, could affect the amount of revenue and interest income recognized in future periods.

As of June 30, 2026, we had recognized an adjustment to the contractual consideration for the Longfellow Contract to reflect the significant financing component. The amount attributable to financing is not included in EPC revenue and is recognized as interest income over the applicable financing period.

Effect if Different Assumptions Used

We believe that the estimates and judgments described above are reasonable based on information available at the reporting date. However, because of the long-term nature and complexity of EPC projects, actual results may differ from management's estimates. Material changes in estimated costs, contract revenue or other assumptions could result in significant changes in revenue, gross profit and net income in the period in which the estimates are revised.

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

Part II - Other Information

Item 1. Legal Proceedings

Farmland Occupation Tax Litigation

We are involved in various legal proceedings with SPIC in the PRC that includes matters related to additional assessments of farmland occupation taxes associated with four photovoltaic projects completed by one of our subsidiaries in 2020 and 2021 and owned by SPIC. The matters relate to disputes regarding the additional taxes paid by SPIC on which SPIC sought reimbursement from our subsidiary and the basis for the assessment by Chinese tax authorities.

In June and August 2026, three adverse judgments were issued by a Chinese court, which determined that our subsidiary is responsible for the additional farmland occupation taxes under its contractual arrangements. As of September 30, 2026, we are awaiting the court ruling for the last farmland occupation tax case; however, we believe the ruling will be consistent with the other three rulings.

Based on the judgments and other information available as of September 30, 2026, we determined that a loss contingency was probable and reasonably estimable at June 30, 2026, and recorded an accrual of RMB 29.3 million for the four cases, or approximately $4.3 million, to accrued expenses and other payables, representing our estimated liability associated with the matters. We recorded the corresponding expense to China legal judgment, which is a non-recurring expense.

For additional information regarding the accounting treatment and financial statement impact of these matters, see Note 19, "Commitments and Contingencies," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January to September 2026, we issued convertible notes in the principal amount of $2.5 million to limited partners of CEF I and CEF II, which resulted in a reduction of $2.5 million in the principal amount of the related party notes to CEF I and CEF II. The convertible notes are convertible into common stock at a conversion price equal to 80% of the average price of our common stock for the ten trading days preceding the date of the exchange agreement with the limited partners, which conversion prices range from $1.74 to $8.55, with an average conversion price of $6.52. No brokers were involved in the issuances of the convertible notes. The issuance of the convertible notes were exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

Item 5. Other Information

During the six months ended June 30, 2026, no officer or director adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

SOLARMAX TECHNOLOGY, INC

Date: October 7, 2026	By:	/s/ David Hsu
David Hsu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen Brown
Stephen Brown, Chief financial Officer
(Principal Financial Officer)

